Form 10-Q
period 1995-03-31
COMMUNITY BANKSHARES INC /NH/
filed 1995-05-10
CIK 776815

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



                       For Quarter ended March 31, 1995
                                              ---------
                        Commission file number 0-14620
                                               -------



                          Community Bankshares, Inc.
            (Exact name of registrant as specified in its charter)



                  New Hampshire                    02-0394439
                  -------------                    ----------
               (State of incorporation          (I.R.S. Employer
               or organization)                Identification No.)


                             43 North Main Street
                         Concord, New Hampshire 03301
                         ----------------------------
                   (Address of principal executive offices)
                                  (Zip Code)



                                (603) 224-1100
                                --------------
             (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
- - - ------- ------


1,745,222 shares of Community Bankshares, Inc.'s Common Stock ($1.00 Par Value) were outstanding as of March 31, 1995. Community Bankshares, Inc. has no other classes of common stock.

                        PART I - FINANCIAL INFORMATION


ITEM 1 - Financial Statements
- - - -----------------------------



                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                   MARCH 31,      June 30,
(Dollars in Thousands Except Share Data)             1995          1994
- - - ---------------------------------------------------------------------------
ASSETS
Cash and due from banks                           $    6,381   $     7,503
Interest-bearing deposits in other banks                   7           509
                                                   ----------   -----------
    Total cash and cash equivalents                    6,388         8,012
                                                   ----------   -----------
Securities available for sale -
 amortized cost $56,861 on
  March 31, 1995 and $65,252 on June
   30, 1994                                           56,351        64,795
Securities held to maturity - market
 value $48,453 on
  March 31, 1995 and $32,997 on June
   30, 1994                                           49,330        33,860
Federal Home Loan Bank stock                           3,242         1,860
Mortgage loans held for sale                           1,762         4,942

Loans                                                273,250       222,109
Allowance for possible loan losses                    (3,120)       (3,351)
                                                   ----------   -----------
    Net loans                                        270,130       218,758
                                                   ----------   -----------
Premises and equipment                                 7,427         7,150
Real estate acquired by foreclosure or
 substantively repossessed                               807           836
Accrued interest receivable                            2,819         2,526
Other assets                                           3,670         3,397
                                                   ----------   -----------
    Total assets                                  $  401,926   $   346,136
                                                   ==========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
  Non-interest bearing                            $   14,468   $    15,067
  Savings                                            117,538       131,877
  Time certificates                                  173,090       145,981
                                                   ----------   -----------
    Total deposits                                   305,096       292,925
 Borrowed funds                                       65,562        23,507
 Liability relating to ESOP                              237           355
 Accrued interest payable                              1,186           693
 Other liabilities                                     1,683         2,031
                                                   ----------   -----------
    Total liabilities                                373,764       319,511
                                                   ----------   -----------

Stockholders' equity:
 Preferred stock, $1.00 par value per
  share; 1,000,000 shares
   authorized, none issued                             --            --
 Common stock, $1.00 par value per
  share; 3,000,000 shares
   authorized; 1,750,318 issued and
    outstanding on
   March 31, 1995 and 1,743,532 on June
    30, 1994                                           1,750         1,744
 Additional paid-in capital                           17,233        17,343
 Retained earnings                                     9,799         8,155
                                                   ----------   -----------
                                                      28,782        27,242
 Unrealized net losses on investments
  available for sale, net                               (314)         (262)
 Unearned compensation expense - ESOP                   (237)         (355)
 Treasury stock - 5,096 shares                           (69)           --
                                                   ----------   -----------
    Total stockholders' equity                        28,162        26,625
                                                   ----------   -----------
    Total liabilities and stockholders'
     equity                                       $  401,926   $   346,136
                                                   ==========   ===========


     See accompanying notes to unaudited consolidated financial statements.

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                Three months ended          Nine months ended
                                                    March 31,                   March 31,
(In Thousands Except Per Share Data)             1995       1994             1995       1994
- - - -----------------------------------------------------------------------------------------------
Interest and dividend income:
 Loans                                         $  5,681   $  4,334       $  15,461  $  13,810
 Securities available for sale                      972      1,271           2,966      3,235
 Securities held to maturity                        652        -             1,763        -
 Dividends on Federal Home Loan Bank stock           47         32             126        119
 Deposits in other banks                              5         45              45         98
                                                --------   --------       ---------  ---------
  Total interest and dividend income              7,357      5,682          20,361     17,262
                                                --------   --------       ---------  ---------
Interest expense:
 Deposits                                         2,944      2,483           8,289      7,777
 Borrowed funds                                     812        129           1,647        255
                                                --------   --------       ---------  ---------
  Total interest expense                          3,756      2,612           9,936      8,032
                                                --------   --------       ---------  ---------
Net interest and dividend income                  3,601      3,070          10,425      9,230
Provision for possible loan losses                  125         75             325        550
                                                --------   --------       ---------  ---------
  Net interest and dividend income after
   provision for possible loan losses             3,476      2,995          10,100      8,680
                                                --------   --------       ---------  ---------
Non-interest income:
 Deposit account fees                               127         85             373        253
 Gains on sales of investment securities             24        122              54        333
 Gains on sales of loans                             54        286             215        982
 Mortgage servicing income                          132         96             383        355
 Other                                              100         33             247        131
                                                --------   --------       ---------  ---------
  Total non-interest income                         437        622           1,272      2,054
                                                --------   --------       ---------  ---------
Non-interest expense:
 Salaries and employee benefits                   1,387      1,238           4,087      3,761
 Occupancy and equipment                            362        335           1,085        997
 Foreclosed property                                (13)        37              82         37
 FDIC deposit insurance premiums                    173        165             505        532
 Other                                              780        835           2,220      2,463
                                                --------   --------       ---------  ---------
  Total non-interest expense                      2,689      2,610           7,979      7,790
                                                --------   --------       ---------  ---------
Income before income tax                          1,224      1,007           3,393      2,944
Income tax expense                                  392        232           1,086        679
                                                --------   --------       ---------  ---------
  Net income                                   $    832   $    775       $   2,307  $   2,265
                                                ========   ========       =========  =========


Earnings per common and
 common equivalent share                       $   0.46   $   0.43       $    1.29  $    1.27
                                                ========   ========       =========  =========
Dividends paid per share                       $   0.13   $   0.08       $    0.38  $    0.13
                                                ========   ========       =========  =========


    See accompanying notes to unaudited consolidated financial statements.

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                     Nine Months Ended
                                                          March 31,
(In Thousands)                                    1995                 1994
- - - ------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                   $   2,307            $    2,265
                                              -----------          ------------
  Adjustments to reconcile net income
   to net cash provided by
    operating activities:
      Provision for possible loan losses             325                   550
      Depreciation and amortization                  272                   615
      Gains on sales of investment
       securities                                    (54)                 (333)
      Mortgage loans originated for sale         (18,756)              (95,890)
      Mortgage loans sold                         21,936                98,357
      Losses on sales of premises and
       equipment                                      --                    26
      Net gains on sales and writedowns
       of real estate
        acquired by foreclosure or
         substantively repossessed                   (34)                 (103)
      (Increase) decrease in other
       assets                                       (535)                2,083
      Increase (decrease) in other
       liabilities                                   145                  (755)
                                              -----------          ------------
        Total adjustments                          3,299                 4,550
                                              -----------          ------------
        Net cash provided by operating             5,606                 6,815
         activities                           -----------          ------------
Cash flows from investing activities:
  Proceeds from sales - securities
   available for sale                              8,759                 9,222
  Proceeds from maturities and
   principal payments - securities
   available for sale                              8,542                28,942
  Proceeds from maturities and
   principal payments - securities held
   to maturity                                     2,603                   221
  Purchases - securities available for
   sale                                           (8,904)              (35,212)
  Purchases - securities held to
   maturity                                      (18,090)              (12,162)
  (Purchase) redemption of FHLB stock             (1,382)                  448
  Net increase in loans                          (51,883)              (16,296)
  Additions to real estate acquired by
   foreclosure                                      (233)                  (60)
    or substantively repossessed
  Proceeds from disposition of real
   estate acquired by foreclosure
    or substantively repossessed                     919                 2,415
  Proceeds from sales of premises and
   equipment                                          --                    28
  Additions to premises and equipment               (833)                 (475)
                                              -----------          ------------
       Net cash used in investing                (60,502)              (22,929)
        activities                            -----------          ------------
Cash flows from financing activities:
  Net increase (decrease) in
   certificate accounts                           27,109                (5,364)
  Net increase (decrease) in demand,
   NOW, savings and money market
   accounts                                      (14,938)                8,220
  Proceeds from borrowings                        80,905                16,030
  Repayments of borrowings                       (38,850)               (7,780)
  Repayments of liability related to
   ESOP                                             (118)                 (119)
  Proceeds from issuance of common stock             127                   121
  Purchase of treasury stock                        (300)                   --
  Dividend paid on common stock                     (663)                 (225)
                                              -----------          ------------
       Net cash provided by financing             53,272                10,883
        activities                            -----------          ------------


       Net decrease in cash and cash
        equivalents                               (1,624)               (5,231)
Cash and cash equivalents at beginning
 of period                                         8,012                16,464
                                              -----------          ------------
Cash and cash equivalents at end of
 period                                        $   6,388            $   11,233
                                              ===========          ============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Income taxes, net                          $     920            $      961
                                              ===========          ============
    Interest                                   $   9,443            $    8,016
                                              ===========          ============

SUPPLEMENTAL SCHEDULE OF NON-CASH
 ACTIVITIES:
  Transfer of securities to available
   for sale                                    $      --            $   56,028
                                              ===========          ============
  Transfer of securities to held to
   maturity                                    $      --            $   10,957
                                              ===========          ============
  Additions to real estate acquired by
   foreclosure or substantively repossessed    $     623            $      822
                                              ===========          ============
  Mortgage loans securitized during the
   period                                      $      --            $   19,563
                                              ===========          ============
  Increase in net unrealized gains
   (losses) on investments
     available for sale, net                   $     (52)            $     447
                                              ===========           ===========


    See accompanying notes to unaudited consolidated financial statements.

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            March 31, 1995 and 1994

1.   Basis of Presentation
     ---------------------

The unaudited consolidated financial statements of Community Bankshares, Inc. and its wholly owned subsidiaries ("the Company"), Concord Savings Bank ("the Bank") and Bancredit Corporation ("Bancredit"), presented herein should be read in conjunction with the consolidated financial statements of Community Bankshares, Inc. and subsidiaries as of and for the year ended June 30, 1994. In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.


2.   Earnings Per Share
     ------------------

Earnings per share for the periods presented are based on the weighted average number of common and common equivalent shares outstanding during each period.

ITEM 2 - Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations
         -------------------------

Financial Condition
- - - -------------------

At March 31, 1995, total assets amounted to $401,926,000, an increase of $55,790,000, or 16.1%, from $346,136,000 at June 30, 1994. The Company's asset growth was primarily in loans, and to a lesser extent, in investment securities.

Total loans grew by $51,141,000, or 23.0%, since June 30, 1994 and amounted to $273,250,000, or 68.0% of total assets, at March 31, 1995. With the recent consolidation that has been taking place in the New Hampshire banking industry, the Bank has taken advantage of market opportunities to expand and develop new lending relationships.

The Bank, through its subsidiary Bancredit, has serviced a large number of auto and recreational vehicle dealers throughout New Hampshire for more than ten years and understands the challenges and risks associated with this business. With the addition of experienced, high level personnel the Bank has substantially increased its number of dealer relationships during the current fiscal year resulting in significant loan growth in indirect loans. Indirect loans grew by $35,660,000 since June 30, 1994 which accounted for the majority of the Company's loan growth during the period.

The Company has also used similar market opportunities in the commercial lending area to grow commercial loans by $13,105,000 since June 30, 1994. Residential mortgage loans accounted for the remainder of the Company's loan growth during the first nine months of fiscal 1995.

Commercial and consumer (indirect auto and recreational vehicle) lending may entail additional risks compared to residential mortgage lending. Commercial loans may involve large loan balances to single or groups of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the properties and thus may be subject to a greater extent to adverse conditions in the local real estate market or in the economy in general. Money lent for consumer loans may be expensive and time consuming to recover in the event of default.

The Bank continues to use the same loan underwriting criteria and loan review process that has reduced non-performing assets to their current lower levels which have been maintained over the past couple of years. This, in addition to an experienced collections department, has kept loan delinquencies and loan charge-offs at low levels, particularly in the consumer loan portfolio. The Bank's indirect auto lending delinquency levels have been consistently below industry standards over the past few years.

Mortgage loans held for sale, those loans which will be sold in the secondary market, decreased from $4,942,000 at June 30, 1994 to $1,762,000 at March 31, 1994. This reduction in secondary market loan origination demand was primarily due to the rise in mortgage interest rates and the resulting decline in refinancing activity.

Total investment securities amounted to $105,681,000, or 26.3% of total assets, at March 31, 1995 compared to $98,655,000, or 28.5% of total assets, at June 30, 1994. Securities available for sale decreased by $8,444,000 as the Bank sold a portion of its investments available for sale, primarily mortgage-backed securities, during the first three quarters of fiscal 1995. The Bank continued to add to its securities held to maturity as evidenced by the increase of $15,470,000 since June 30, 1994. At March 31, 1995, securities held to maturity represented 46.7% of total investments. The investment portfolio consists primarily of U.S. Treasury and Agency securities, mortgage-backed securities guaranteed by Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA), and to a lesser extent other mortgage-backed securities, corporate bonds, municipal investments and marketable equity securities.

Total deposits increased by $12,171,000 since June 30, 1994 and amounted to $305,096,000 at March 31, 1995. Due to rising interest rates, the Bank's deposit growth during the first nine months of fiscal 1995 occurred in time certificates of deposit. Growth in this category amounted to $27,109,000 and was partially offset by a decrease of $14,938,000 in checking and savings accounts. In combination with deposit growth, borrowed funds were utilized to support the Bank's earning asset growth during the first nine months of fiscal 1995. Borrowed funds increased by $42,055,000 from $23,507,000 at June 30, 1994 to $65,562,000 at March 31, 1995. The Bank's
borrowed funds consist primarily of Federal Home Loan Bank (FHLB) advances.

At March 31, 1995, stockholders' equity totaled $28,162,000, resulting in an equity-to-assets ratio of 7.01% and a regulatory leverage ratio of 7.76%. The Company's capital exceeds all published regulatory minimums. For further information on the Company's capital ratios see the "Liquidity and Capital Resources" section below.

The unrealized net loss on investment securities available for sale, recorded in stockholders' equity, amounted to $314,000 at March 31, 1995. This was reduced from an unrealized loss of $1,099,000 at December 31, 1994 and is closer to the level experienced at June 30, 1994 of $262,000. Normal maturities, principal payments and recent purchases at market prices improved the portfolio's market values during the quarter. Additionally, the trend experienced in the unrealized net loss on securities available for sale during the fiscal year closely follows the trend in market interest rates in the two to five year U.S. Treasury yields. These treasury yields began the fiscal year at lower levels, peaked at their highs around the end of December 1994 and significantly retreated by the end of the current quarter.

Risk Elements
- - - -------------

At March 31, 1995, total non-performing assets amounted to $2,719,000, or 0.68% of total assets compared to $1,982,000, or 0.57%, respectively, at June 30, 1994. The increase of $737,000 since June 30, 1994 was primarily due to one loan, which was previously performing, placed onto non-accruing status by the Bank during the quarter. Otherwise, non-performing assets for March 31, 1995 would have been slightly below the level experienced at June 30, 1994.

Non-performing assets consist of non-performing loans, loans for which the accrual of interest has been stopped and commercial loans that have been restructured with modified terms, and property or other assets which have been acquired by foreclosure or substantively repossessed. Non-performing loans increased during the first nine months of fiscal 1995 from $904,000 at June 30, 1994 to $1,500,000 at March 31, 1995. Foreclosed property and repossessed autos and mobile homes increased from a total of $1,078,000 at June 30, 1994 to $1,219,000 at March 31, 1995.

The following table summarizes non-performing assets and loans delinquent 90 days or more at the dates indicated.


                                                                March 31,      June 30,       March 31,
        (Dollars in Thousands)                                    1995           1994           1994
        -----------------------------------------------------------------------------------------------------
        Non-accrual loans                                        $ 1,329        $   730        $ 1,308
        Restructured loans                                           171            174            174
                                                                ---------      ---------      ---------
          Total non-performing loans                               1,500            904          1,482
                                                                ---------      ---------      ---------
        Real estate acquired by foreclosure or substantively
         repossessed                                                 807            836          1,138
        Other assets acquired                                        412            242            349
                                                                ---------      ---------      ---------
          Total assets acquired toward satisfaction of debt
           and loans substantively repossessed                     1,219          1,078          1,487
                                                                ---------      ---------      ---------
        Total non-performing assets                                2,719          1,982          2,969

        Loans delinquent 90 days or more and still accruing          174             --             --
                                                                ---------      ---------      ---------
          Total non-performing assets and loans
           delinquent 90 days or more and still accruing         $ 2,893        $ 1,982        $ 2,969
                                                                =========      =========      =========
        Non-performing assets as a percent of total loans
         and assets acquired toward satisfaction of debt
         and loans substantively repossessed                        0.99 %         0.89 %         1.38 %
                                                                 ========        =======        =======

During the first nine months of fiscal 1995, the Bank provided $325,000 into its allowance for possible loan losses, bringing the allowance to $3,120,000 after net charge-offs of $556,000. This action produced an allowance for possible loan losses totaling 1.14% of total loans at March 31, 1995 compared to 1.51% at June 30, 1994. At March 31, 1995, the allowance for possible loan losses represented 208.0% of non-performing loans of $1,500,000 versus 370.7% of non-performing loans of $904,000 at June 30, 1994.

The allowance for possible loan losses is maintained at a level believed by management to adequately meet reasonably foreseeable loan losses on the basis of many factors including risk characteristics of the portfolio, underlying collateral, current and anticipated economic conditions that may affect the borrower's ability to pay, specific problem loans, trends in loan delinquencies, loan charge-offs and loan growth. While management uses the best information available to establish the allowance for possible loan losses, future additions to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

           Results of Operations for the Three and Nine Months Ended
           ---------------------------------------------------------
                            March 31, 1995 and 1994
                            -----------------------

Results of Operations
- - - ---------------------

The Company earned net income of $832,000, or $.46 per share, for the third fiscal quarter ended March 31, 1995, and net income of $2,307,000, or $1.29 per share, for the nine months then ended. Comparable amounts for the quarter ended March 31, 1994 and the nine months then ended were net income of $775,000, or $.43 per share, and $2,265,000, or $1.27 per share, respectively.

During the quarter and the nine months ended March 31, 1995, the Company provided $125,000 and $325,000, respectively, into the allowance for possible loan losses. This compares to a provision for possible loan losses of $75,000 and $550,000 experienced during the comparable periods of the prior year. The reduction in the provision for loan losses for the nine months ended March 31, 1995 versus the same period of 1994 was primarily due to the Bank's improved asset quality and reduced net charge-offs from the same period a year ago. Non-performing loans amounted to $1,500,000 at March 31, 1995 as compared to $1,482,000 at March 31, 1994 and net loan charge-offs declined to $556,000 for the nine months ended March 31, 1995 versus $826,000 for the same period of the prior year.

Net interest and dividend income and net interest margin for the quarters ended March 31, 1995 and 1994 amounted to $3,601,000 and 3.89%, respectively, and $3,070,000 and 3.90%, respectively. Net interest and dividend income and net interest margin for the nine months ended March 31, 1995 and 1994 amounted to $10,425,000 and 3.97%, respectively, and $9,230,000 and 3.98%, respectively. Net interest income has improved this year versus last year as the Company's earning assets have increased while its net interest margins have remained comparable this year versus last year.

Interest Income
- - - ---------------

Total interest and dividend income for the quarter ended March 31, 1995 amounted to $7,357,000, an increase of $1,675,000 over the same quarter of the prior year. Year to date total interest income increased by $3,099,000 over the prior year.

Interest income on loans increased by $1,347,000 for the quarter ended March 31, 1995 versus the same quarter of last year due to an increase in average loans outstanding during the period of $46,667,000 coupled with an increase in average yield for the quarter of 63 basis points. On a year to date basis interest income on loans increased by $1,651,000 this year versus last year as average loans outstanding and the average yield increased by $17,595,000 and 32 basis points, respectively. The increase in average loans outstanding has been primarily in the indirect dealer lending area as a result of the Company's recent increased penetration into that market statewide.

Interest income on investments for the current quarter increased by $328,000 from the same quarter a year ago. Average investment balances and the average yield earned on investments increased this quarter from the same quarter last year by $8,752,000 and 78 basis points, respectively. Interest income on investments, average investment balances and the average yield on investments for the nine months ended March 31, 1995 increased by $1,448,000, $22,788,000 and 63 basis points, respectively, compared to the same period last year. The increase in average investments was primarily due to securitizing mortgage loans and transferring them into the investment portfolio at the end of the December 1993 quarter and by using investment growth to offset the slow down in loan growth due to rising interest rates and competition for loans that the Company experienced during the second half of fiscal 1994.

                                              Three months ended            Nine months ended
                                                   March 31,                     March 31,
(Dollars in Thousands)                         1995         1994            1995           1994
- - - ----------------------------------------   -------------------------   ----------------------------
Interest and dividend income:
  Loans                                      $ 5,681      $ 4,334        $ 15,461       $ 13,810
  Investments                                  1,676        1,348           4,900          3,452
                                              -------      -------        --------       --------
    Total interest and dividend income         7,357        5,682          20,361         17,262
                                              -------      -------        --------       --------
Interest expense:
  Deposits                                     2,944        2,483           8,289          7,777
  Borrowed funds                                 812          129           1,647            255
                                              -------      -------        --------       --------
    Total interest expense                     3,756        2,612           9,936          8,032
                                              -------      -------        --------       --------
Net interest and dividend income             $ 3,601      $ 3,070        $ 10,425       $  9,230
                                              =======      =======        ========       ========
Average yield on:
  Loans                                         8.56 %       7.93 %          8.40 %         8.08 %
  Investments                                   6.36         5.58            6.23           5.60
  Average earning assets                        7.94         7.21            7.75           7.42

Average cost of:
  Deposits                                      4.04 %       3.60 %          3.88 %         3.75 %
  Borrowed funds                                6.01         4.49            5.65           5.00
  All interest-bearing liabilities              4.35         3.64            4.09           3.78

Net interest margin                             3.89 %       3.90 %          3.97 %         3.98 %
Annualized return on average assets             0.86         0.94            0.84           0.93
Annualized return on average equity            12.08        11.59           11.30          11.46
Average equity to average assets                7.10         8.14            7.42           8.09
Equity-to-assets at end of period               7.01         7.97            7.01           7.97

Interest Expense
- - - ----------------

Interest expense on deposits for the quarter ended March 31, 1995 increased by $461,000 versus the same quarter of the prior year due to an 44 basis point increase in average cost coupled with an increase of $15,635,000 in average interest-bearing deposits. Interest expense on deposits for the nine months ended March 31, 1995 increased by $512,000 versus the same period of the prior year due to an increase of $8,737,000 in average interest-bearing deposits and an increase of 13 basis points in average cost. The Bank continues to experience deposit growth by offering competitive rates and fees on its deposit products within its market area and through expansion with the opening of a new full-service branch facility during September of 1994.

Interest expense on total borrowings for the quarter ended March 31, 1995 increased over the same period of last year by $683,000 and by $1,392,000 on a year to date basis as average outstanding borrowings increased by $42,586,000 and $32,086,000, respectively, for the current quarter and current year to date when compared to the same periods of the prior year. Increases of 152 basis points and 65 basis points, respectively, on average rates paid on borrowed funds for the current quarter and fiscal year to date versus the same periods of the prior year also contributed to the increase in interest expense on borrowed funds. The Bank utilized FHLB advances, along with deposit growth, to fund its earning asset growth over the past year.


Non-Interest Income
- - - -------------------

Non-interest income for the quarter ended March 31, 1995 decreased by $185,000 from the same quarter of last year and decreased by $782,000 for the nine month period ended March 31, 1995 when compared to the same nine months a year ago. The quarterly and year to date decreases in total non-interest income versus the same periods of last year were primarily attributable to lower loan sale and security gains. As a result of rising interest rates, the Bank originated fewer fixed rate mortgage loans for sale into the secondary market. The opportunity to realize security gains also diminished during the current fiscal year as market rates rose.

Non-interest income excluding loan and security gains increased by $145,000 and $264,000, respectively, for the current quarter and nine months versus the same periods a year ago. The majority of this increase was in deposit account fees primarily due to the Bank increasing selected deposit and other service fees effective April 1, 1994 and due to increasing new customer relationships.


Non-Interest Expense
- - - --------------------

Non-interest expense for the quarter ended March 31, 1995 increased by $79,000 over the same quarter of last year and by $189,000 on a year to date basis over the prior year. The primary reason for these increases was the major investments made by the Company to expand its business lines and product distribution system.

Salary and employee benefits expense increased by $149,000 and $326,000, respectively, for the quarter and year to date versus the same periods of the prior fiscal year. The increase in salaries and benefits was primarily due to additions to staff related to expanding major business lines and the product distribution system. During the first nine months of the current fiscal year the Company opened a new full-service branch office at the Steeplegate Mall in Concord, New Hampshire, expanded its indirect auto dealer financing programs and established a municipal services department. The Company has also incurred additional benefits expense this year versus last year by establishing and funding a 401K benefit plan.

The opening of the new branch facility in September 1994 and subsequent opening of a remote automated teller machine in Tilton, New Hampshire during December 1994 are the primary reasons for increases in occupancy and equipment expense of $27,000 and $88,000, respectively, for the quarter and nine months ended March 31, 1995 versus the comparable prior year periods.

Foreclosed property expense for the quarter ended March 31, 1995 decreased by $50,000 over the same quarter of last year and increased by $45,000 on a year to date basis over the prior year. Although the Company's other real estate owned remains at a comparable level to that of a year ago, the expenses to maintain, carry and eventually dispose of such properties has increased over last year on a year to date basis.

FDIC insurance premiums increased by $8,000 for the quarter from the same period of a year ago and decreased by $27,000 on a year to date basis versus the same period of last year. The increase for the quarter was related to growth in deposit balances. The decrease on a year to date basis was primarily due to a decrease in premium that went into effect on January 1, 1994 which was partially offset by a growing deposit base.

Other non-interest expense decreased by $55,000 for the three months ended March 31, 1995 as compared to the same quarter of the prior fiscal year and by $243,000 on a year to date basis versus the same period a year ago. The reduction of legal and other expenses related to the resolution of problem loans was the primary reason for the decrease in other non-interest expense.


Income Taxes
- - - ------------

Income tax expense for the quarters ended March 31, 1995 and 1994 amounted to $392,000 and $232,000, respectively. Income tax expense for the nine months ended March 31, 1995 and 1994 amounted to $1,086,000 and $679,000, respectively. The resulting effective tax rates for fiscal 1995 and fiscal 1994 were 32% and 23%, respectively. The low effective tax rate for the prior fiscal year was primarily the result of the Company reducing its valuation reserve on its deferred tax asset by approximately $110,000 for the quarter ended March 31, 1994 and $330,000 for the nine months ended March 31, 1994. This compares to reductions in the valuation reserve during the current quarter and fiscal year to date of approximately $38,000 and $113,000, respectively. At March 31, 1995, the Company's net deferred income tax asset, net of related valuation reserves, was approximately $665,000.

Liquidity and Capital Resources
- - - -------------------------------

Liquidity is a measure of the Company's ability to meet its cash needs at a reasonable cost. Cash needs arise primarily as a result of funding lending opportunities, the maturity of liabilities such as borrowings and the withdrawal of deposits. Asset liquidity is achieved through the management of earning asset maturities, loan amortization, deposit growth, securities available for sale and access to borrowed funds. As a member, the Bank may borrow from the Federal Home Loan Bank of Boston on a secured basis. Borrowing usually requires the pledging of the Bank's FHLB stock as well as other collateral. At March 31, 1995, the Bank's sources of liquidity included $56 million of investment securities classified as "available for sale" and unused available borrowing capacity exceeding $75 million at the Federal Home Loan Bank of Boston.

The Holding Company's primary sources of liquidity are dividends from the Bank and its cash balances. Dividends paid from the Bank to the Holding Company are limited to the extent necessary for the Bank to comply with regulatory capital guidelines.

The Bank's deposits are insured by the Federal Deposit Insurance Corporation which issues and enforces regulations designed to protect the safety and soundness of insured institutions. At March 31, 1995, the Company had equity capital of $28,162,000, resulting in an equity-to-assets ratio of 7.01% and a regulatory leverage ratio of 7.76%. Stockholders' equity includes $314,000 of unrealized net security losses, net of estimated income taxes, relative to investment securities classified as available for sale.

The following table summarizes the Company's regulatory capital ratios as of March 31, 1995.

          Tier 1 risk-based capital ratio                   10.52%

          Total risk-based capital ratio                    11.67%

          Tier 1 leverage capital ratio                      7.76%

The following table summarizes the Bank's regulatory capital ratios as of March 31, 1995.

          Tier 1 risk-based capital ratio                    9.89%

          Total risk-based capital ratio                    11.05%

          Tier 1 leverage capital ratio                      6.90%

The risk-based capital requirement is 4% for Tier 1 and 8% for total risk-based. In addition, the general valuation allowances that banks are able to include in risk-weighted capital is equal to 1.25% of risk-weighted assets. Tier 1 capital excludes unrealized net security gains or losses from investments classified as available for sale.

The Federal Reserve Board also has an additional capital adequacy guideline referred to as the Tier 1 leverage capital ratio, which measures the ratio of Tier 1 capital to total average assets for the most recent quarter. Although the most highly rated bank holding companies will be required to maintain a minimum Tier 1 leverage ratio of 3%, most bank holding companies will be required to maintain Tier 1 leverage capital ratios of 4% to 5% or more. The actual ratio will be based on the Federal Reserve Board's assessment of the individual bank holding company's asset quality, earnings performance, interest rate risk, and liquidity.

During the quarter ended December 31, 1994, the Company initiated a stock repurchase program under which the Company intends, dependent upon market conditions, periodically to buy back in the open market up to a total of 5% of its outstanding common stock.


                          PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
         -----------------

The Company is not involved in any pending legal proceedings other than those involved in the ordinary course of business. Management believes that the resolution of these matters will not materially affect the business or the consolidated financial condition or results of operations of the Company and its subsidiaries.

Item 2 - Changes in Securities
         ---------------------

 Not applicable

Item 3 - Defaults Upon Senior Securities
         -------------------------------

 Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

 Not applicable

Item 5 - Other Information
         -----------------
 Not applicable

Item 6 - List of Exhibits and Reports on Form 8-K
         ----------------------------------------
 No reports on form 8-K were filed during the quarter.

Exhibit Number                   Description of Exhibits               Method of Filing
- - - --------------                   -----------------------               ----------------
     11                        Statement re computation of              Filed herewith
                                    income per share

     27                          Financial Data Schedule                Filed herewith

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          COMMUNITY BANKSHARES, INC.



May 9, 1995                               Douglas Crichfield
                                          ------------------
                                           Douglas Crichfield
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


May 9, 1995                               Gerald R. Emery
                                          ---------------
                                           Gerald R. Emery
                                           Treasurer (Principal Financial
                                           and Accounting Officer)