Form 10-K
period 1995-06-30
COMMUNITY BANKSHARES INC /NH/
filed 1995-09-27
CIK 776815

                FORM 10-K. ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1995.
                                      or
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

                        Commission file number 0-14620
                        ------------------------------

                          COMMUNITY BANKSHARES, INC.
                          --------------------------
            (Exact name of registrant as specified in its charter)

              New Hampshire                              02-0394439
    -------------------------------        ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

         43 North Main Street, Concord, New Hampshire          03301
         --------------------------------------------          -----
           (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code (603) 224-1100
                                                          --------------
          Securities registered pursuant to Section 12(b) of the Act:
                                     None
                                     ----
          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $1.00 par value
                         -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of August 31, 1995: $26,610,285 (excludes shares held by all directors and officers and by certain relatives of all such individuals).

Number of shares of Common Stock outstanding as of August 31, 1995: 1,735,295

Documents incorporated by reference: None

                                    PART I

Item 1. Description of Business

     (a) General development of business.

     Community Bankshares, Inc. (the "Company") is a bank holding company organized in 1985 under New Hampshire statutes to acquire Concord Savings Bank (the "Bank") upon the Bank's conversion from a mutual savings bank to a guaranty stock savings bank (the "Conversion"). The Conversion was effected on May 8, 1986. The holding company is regulated by the Federal Reserve Board, and the Bank by the Bank Commissioner of the State of New Hampshire and by the Federal Deposit Insurance Corporation (FDIC). The Bank is also a member of the Federal Home Loan Bank of Boston (FHLB). The Bank operates with four branches in Concord, New Hampshire and a fifth branch located in Weare, New Hampshire. The Bank is scheduled to open a sixth branch to be located to the north of Concord in Tilton, New Hampshire during the Fall of 1995.

     On August 29, 1995, the Company entered into a definitive merger agreement to acquire Centerpoint Bank by exchanging 1.073 of the Company's common shares for each Centerpoint common share outstanding. The merger, anticipated to be accounted for as a pooling-of-interests, is subject to stockholder and regulatory approval. For further information, see Note 17 of Notes to Consolidated Financial Statements.

     (b) Financial information about industry segments.

     The Company operates in only one industry segment and only within the United States. Currently, the Company's sole operations are those of the Bank and its subsidiaries.

     (c) Description of business.

     The following description of the business of the Company relates to the consolidated operations of the Bank and its subsidiaries unless the context otherwise requires.

General

     The principal business of the Bank consists of originating residential mortgage loans on property located primarily in New Hampshire, commercial loans and consumer loans, and attracting deposits to fund these assets. The Bank also maintains a portion of its assets in investment securities, which are primarily comprised of U.S. Government, federal agency, mortgage-backed securities and other bonds and obligations. As of June 30, 1995, the Company had total assets of $425,714,000 with a loan portfolio of $271,461,000, representing 63.8% of total assets. The Bank's operations are conducted through five full-service banking offices, four in Concord and a fifth located in Weare, New Hampshire, and through its consumer finance subsidiary, Bancredit Corporation ("Bancredit"), also located in Concord. The Bank also plans to open a new full-service branch facility, to be located in Tilton, New Hampshire, during the Fall of 1995. The Bank's principal market area encompasses Merrimack County in central New Hampshire. Residential mortgage loans are originated in much of the state, and Bancredit originates indirect automobile and recreational vehicle loans through dealers located throughout the state.

     Funds for the Bank's lending and investment activities are provided primarily from deposits, amortization and repayment of outstanding loans and mortgage-backed securities, sales of mortgage loans into the secondary market and from borrowings, principally from the Federal Home Loan Bank of Boston.

     The Bank is primarily a provider of deposit and loan products to individuals, households, small businesses and municipalities located within its market area. Approximately 76% of the Bank's loans are to individuals and 24% to businesses.

Mortgage Loans

     The Bank's principal lending activities have historically consisted of the origination of long-term loans collateralized by first or second mortgage liens on residential and commercial real estate. The Bank's mortgage loans are generally collateralized by real estate located in New Hampshire, although it is authorized to make loans on real estate located outside of the state.

     At June 30, 1995, approximately 61% of the Bank's long-term mortgage loans were collateralized by one-to-four family residential properties. The remaining 39% were collateralized by commercial and industrial properties and multi-family dwellings. At June 30, 1995, long-term fixed-rate mortgage loans totaled $6,889,000, or 1.6% of total assets. Shorter-term fixed, balloon and variable-rate mortgage loans at June 30, 1995 totaled $134,659,000, or 31.6% of total assets.

     The Bank originates fixed-rate residential mortgages primarily for sale to investors in the secondary mortgage market. Variable-rate mortgages may be sold to investors or retained in the Bank's loan portfolio. The Bank continues to service the majority of the loans that it sells into the secondary market in order to maintain customer relationships and generate non-interest income through mortgage servicing fees. At June 30, 1995, the residential loans serviced for others amounted to $351,512,000, as compared to $160,994,000 at June 30, 1994. The increase in residential loans serviced for others was primarily the result of the Company purchasing the rights to service approximately $180,000,000 in mortgage loans secured by residential properties located primarily in New Hampshire during the last quarter of fiscal 1995.

     The Bank is a certified Small Business Administration (SBA) lender. At June 30, 1995, SBA loans outstanding totaled $8,178,000 of which the majority were secured by commercial real estate.

     Occasionally, the Bank participates with other lenders in commercial loans collateralized by real estate. At June 30, 1995, the Bank held $7,959,000 in such loan participations.

Other Loans

     The Bank has been an active originator of consumer loans for many years. The majority of the Bank's consumer loans are fixed-rate loans collateralized by automobiles and are written as installment sales contracts for terms ranging from three to five years. Although it is not actively originating mobile home loans at this time, the Bank has in the past written variable-rate mobile home loans. At June 30, 1995, the balance outstanding in variable-rate mobile home loans was $11,976,000, compared to $13,702,000 at June 30, 1994. Other consumer loans are collateralized by recreational vehicles, boats, passbooks or bank certificates of deposit or are unsecured.

     Indirect consumer loans are originated through the Bank's wholly-owned subsidiary, Bancredit. Bancredit acts as agent for the Bank in the purchase of indirect automobile and recreational vehicle loans for the portfolio of the Bank from dealers throughout the state of New Hampshire. With the addition of experienced, high level personnel the Bank has substantially increased its number of active dealer relationships during fiscal 1995 resulting in significant loan growth in indirect loans. Indirect loans at June 30, 1995 amounted to $101,744,000 as compared to $66,699,000 at June 30, 1994.

     In order to continue serving the market for indirect automobile loans in New Hampshire, generate fee income from servicing these types of loans and manage the Company's balance sheet the Bank sold approximately $10,000,000 of automobile loans while retaining the right to service these loans. At June 30, 1995, the Bank serviced $11,536,000 of indirect automobile loans for others. The Bank did not service any of these types of loans for others during the fiscal year ended June 30, 1994. At June 30, 1995, the Bank had an agreement to sell up to an additional $48,000,000 of new automobile loans on a best efforts basis.

     The Bank offers home equity lines of credit, a revolving credit line secured by a first or second mortgage lien on residential real estate generally located within New Hampshire. At June 30, 1995, home equity lines of credit totaled $31,968,000, with an outstanding balance of $17,070,000.

     Commercial loans, other than those secured by real estate, amounted to $12,414,000 at June 30, 1995 compared to $8,071,000 at June 30, 1994. The increase in non-real estate commercial loans was primarily in loan products designed for small businesses. Such products included SBA loans, Business Manager, an accounts receivable financing vehicle, and Business Express CreditLine.

     For further information on loans, see Section III of "Guide 3 Statistical Data," "Risk Characteristics of the Loan Portfolio" in "Management's Discussion and Analysis" and Notes 1 and 3 of Notes to Consolidated Financial Statements.

Delinquent Loans and Real Estate Acquired by Foreclosure or Substantively Repossessed

     Loans are considered delinquent when any payment of principal and/or interest is 30 days or more past due. Non-accrual loans are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. Upon such discontinuance, all unpaid accrued interest is reversed against the current period's earnings. A loan which has principal or interest payments contractually past due 90 days may remain on accrual status, however, if value of the collateral securing the loan is sufficient to cover principal and accrued interest, and the loan is in the process of collection. The Bank uses a formal procedure for notifying borrowers of payments contractually past due and for the assessment of late charges. The Bank works with delinquent borrowers to seek a satisfactory repayment schedule, but will undertake foreclosure or repossession proceedings as appropriate to recover the amount owed. At June 30, 1995, real estate acquired by foreclosure or substantively repossessed totaled $1,134,000. Such properties are carried at the lower of cost or fair value minus costs to sell.

     For additional analysis, see Section III (c.) of "Guide 3 Statistical Data," "Asset Quality," "Non-Performing Asset Analysis," "Non-Performing Loan Summary" and "Assets Acquired to Satisfy Debt and Loans Substantively Repossessed" in "Management's Discussion and Analysis," and Notes 1, 3 and 6 of Notes to Consolidated Financial Statements.

Investment Activities

     The Bank maintains a portion of its assets in short-term interest bearing deposits in other banks and in investment securities, which consist primarily of U.S. Government and Agency obligations and mortgage-backed securities of which the majority are guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC) or the Federal National Mortgage Association (FNMA). Other investments include corporate bonds and obligations, municipal investments, marketable equity securities and stock in the FHLB.

     At June 30, 1995, investment securities classified as "available for sale" amounted to $58,754,000 and investment securities classified as "held to maturity" amounted to $53,408,000. The Company did not have any securities classified as "trading securities". At June 30, 1995, the unrealized net gains on securities "available for sale", net of related taxes, was $328,000 and is carried as a component of stockholders' equity.

     At June 30, 1995, the Company owned mortgage-backed securities having a carrying value of $39,221,000 and an unrealized net gain of $111,000. Substantially all of the Company's mortgage-backed securities are guaranteed by FHLMC, FNMA or GNMA. Of the total mortgage-backed securities at June 30, 1995, $21,374,000 bear a fixed interest rate and $17,847,000 bear either an adjustable or variable interest rate. The market values of mortgage-backed securities change with market and economic conditions. The most significant factors affecting market value are prepayments of the underlying loans and interest rates. As interest rates increase, prepayments generally decline, causing an extension of the expected maturity and a decline in market value. The converse is generally true when interest rates decrease. The market value of fixed-rate mortgage-backed securities is generally more sensitive to market interest rate changes than variable or adjustable rate mortgage-backed securities.

     The Bank's investment portfolio is managed by the Bank's officers in accordance with the investment policy established by the Finance Committee of the Bank's Board of Directors and with the advice of professional investment advisors. The objectives of the Bank's investment policy are to provide liquidity, diversification of assets and earnings.

     For additional information on investment securities, see Section II of "Guide 3 Statistical Data," "Investments Securities" in "Management's Discussion and Analysis", and Notes 1 and 2 of Notes to Consolidated Financial Statements.

Sources of Funds

Deposits

     The majority of the Bank's deposits are derived from customers who reside or work in Concord, New Hampshire, or surrounding communities in Merrimack County. The Bank receives a smaller volume of deposits from customers residing in a number of communities across New Hampshire and from outside of the state. By choice, the Bank currently accepts no brokered deposits.

     Because convenience is an important factor in attracting deposits, the Bank operates four branches located in the City of Concord, each with ample parking and "drive-up" bays. The Bank also operates a branch located to the west of Concord in Weare, New Hampshire. The Bank's expansion continues with the scheduled opening of a new branch located to the north of Concord in Tilton, New Hampshire. The Bank operates Automatic Teller Machines (ATM's) at all of its locations and at four off-site locations in Concord, Contoocook, Epsom, and Tilton, New Hampshire. The Bank is a member of an electronic funds transfer network that allows customers to access cash from their Concord Savings Bank accounts through ATM's located throughout the State of New Hampshire and throughout the United States.

     The Bank's deposits are derived from savings accounts, NOW accounts, demand deposit accounts, money market deposit accounts, club accounts, variable-rate term certificates of deposit and fixed-rate term certificates of deposit offering maturities of up to five years. The flow of deposits is influenced significantly by general economic conditions, changes in money markets and prevailing interest rates. The Bank has maintained a competitive deposit pricing structure within its market to achieve controlled growth and increase its market share. Deposits have grown by a total of $81,650,000, or an average of 7.2% per year, during the five years ended June 30, 1995. The cumulative growth in deposits, since June 30, 1990, has been primarily in savings deposits with growth of $48,261,000. Growth in time certificates of deposit and non-interest bearing deposits amounted to $21,087,000 and $12,302,000, respectively, over the past five years.

     For additional information on deposits, see Section V of "Guide 3 Statistical Data," "Deposits" in "Management's Discussion and Analysis", and
Note 7 of Notes to Consolidated Financial Statements.

Borrowings

     The Bank may obtain advances from the FHLB upon pledging as collateral the common stock of the FHLB that it owns and certain of its investment securities and residential mortgage loans, provided certain standards related to credit worthiness are met. Such advances are made under several different credit programs, each of which has its own interest rate and range of maturities. FHLB borrowings have been utilized for loan portfolio growth, asset/liability management, liquidity and/or operational needs. At June 30, 1995, the Bank had outstanding advances and available unused lines of credit with the FHLB of $76,050,000 and approximately $63,000,000, respectively.

     Total borrowings from the FHLB increased during the fiscal year ended June 30, 1995 by $52,978,000, which funded the major portion of the Bank's earning asset growth.

     During fiscal 1995, the Bank also used repurchase agreements as a source of funds. Repurchase agreements outstanding at June 30, 1995 amounted to $6,348,000 and carried maturities of three months or less. U.S. Government and Agency securities with a book value of $6,949,000 and a fair value of $6,916,000 were pledged as collateral and held by custodians to secure the agreements at June 30, 1995.

     For additional information on borrowings, see "Borrowed Funds" in "Management's Discussion and Analysis", and Notes 8 and 9 of Notes to Consolidated Financial Statements.

Competition

     The Bank experiences substantial competition in attracting and retaining deposit accounts and in making mortgage and other loans. Including the Bank, there are approximately 41 banking offices of federally-insured depository institutions within the Bank's principal market area of Merrimack County which does not include the non-bank financial service providers which also operate in the Bank's market area.

     The primary factors in competing for deposit accounts are interest rates, convenience of office locations, quality of service and banking hours. The primary factors in competing for loans are interest rates, loan origination fees and the quality and range of lending services offered. Competition for origination of first mortgage loans comes primarily from other savings institutions, mortgage banking firms, and commercial banks. In attracting deposits, the Bank's primary competitors are savings institutions, commercial banks, money market funds and the capital markets.

Regulation and Supervision

     The holding company is subject to regulation by the Federal Reserve Board and to periodic reporting and examination requirements of the Bank Commissioner of the State of New Hampshire. The Bank is subject to regulation, supervision and examination by the Bank Commissioner and by the Federal Deposit Insurance Corporation (FDIC), which insures the Bank's deposit accounts up to the maximum allowed by law. The Bank derives its lending and investment powers from New Hampshire law, under which the Bank Commissioner has specific statutory jurisdiction over certain banking activities such as mergers and the creation of new powers. In addition, the establishment of branches is subject to approval of the New Hampshire Board of Trust Company Incorporation and the FDIC. Both New Hampshire and federal law contain restrictions on, and require regulatory approvals of, acquisitions by the Company and on the conduct of certain non-banking activities by the Company or the Bank. State and federal regulations further require that the Bank maintain various reserves and that it meet certain capital and liquidity requirements. The Bank is in compliance with all such requirements.

     Federal regulations prohibit banking companies from paying dividends on their stock if the effect would cause stockholders' equity to be reduced below applicable regulatory capital requirements or if such declaration and payment would otherwise violate regulatory requirements. At June 30, 1995, the Company and Bank were in compliance with the regulatory capital requirements.

     For additional information on the Company's and the Bank's regulatory capital ratios, see "Liquidity and Capital Resources" in "Management's Discussion and Analysis."

Personnel

     As of June 30, 1995, the Company and its subsidiaries had a total of 139 full-time and 36 part-time employees.

Guide 3 Statistical Data

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL

     "Rate Volume Analysis" and "Average Balance Sheets and Net Interest and Dividend Income" are included in "Management's Discussion and Analysis."

Asset/Liability Management

     It is the Company's policy to manage its assets and liabilities in a manner that minimizes interest rate risk exposure while meeting the needs of the Bank's customers. The following provides insight into the sensitivity of the Company's earnings to changes in interest rates as of June 30, 1995.

                                                                  0-1          1-3            3-5          Over 5
(Dollars in Thousands)                                           Year         Years          Years         Years          Total
- ----------------------------------------------------------------------------------------------------------------------------------
Assets Subject to Interest Rate Adjustment:
   Interest-bearing deposits in other banks                    $ 10,870      $     --       $    --       $    --       $ 10,870
   Investment securities available for sale                       3,202        13,961        10,122         6,032         33,317
   Investment securities held to maturity                        10,716        19,911         8,997            --         39,624
   Mortgage-backed securities available for sale                  9,210        15,428           799            --         25,437
   Mortgage-backed securities held to maturity                    1,247         3,972         8,565            --         13,784
   Federal Home Loan Bank stock                                   3,803            --            --            --          3,803
   Mortgage loans held for sale                                   4,392            --            --            --          4,392
   Mortgage loans:
      Home equity                                                16,733           314            --            --         17,047
      Residential                                                30,677        21,196        10,131         5,234         67,238
      Commercial and construction                                28,404        19,192         4,048         1,065         52,709
   Other loans:
      Indirect automobile and recreational vehicle               39,267        35,884        23,215         3,289        101,655
      Mobile home                                                10,676         1,198            --            65         11,939
      Other consumer                                              4,771         1,258           584           156          6,769
      Commercial                                                 11,658           619            97            --         12,374
                                                               --------      --------       -------       -------       --------
         Total                                                 $185,626      $132,933       $66,558       $15,841       $400,958
                                                               ========      ========       =======       =======       ========
Liabilities Subject to Interest Rate Adjustment:
   Deposits:
      Savings, escrow and club accounts                        $ 26,960      $ 54,696       $    --       $    --       $ 81,656
      Interest-bearing NOW accounts                               4,844        19,280            --            --         24,124
      Money market accounts                                       2,818         6,576            --            --          9,394
      Time certificates of deposit                              103,183        67,987         5,792            --        176,962
   Borrowed funds                                                80,849         1,369            75           475         82,768
                                                               --------      --------       -------       -------       --------
         Total                                                 $218,654      $149,908       $ 5,867       $   475       $374,904
                                                               --------      --------       -------       -------       --------
Excess (deficiency) of rate sensitive assets over
   rate sensitive liabilities                                  $(33,028)     $(16,975)      $60,691       $15,366       $ 26,054
                                                               --------      --------       -------       -------       --------
Cumulative excess (deficiency)                                 $(33,028)     $(50,003)      $10,688       $26,054
                                                               ========      ========       =======       =======
Cumulative rate sensitive assets as a percent of
   cumulative rate sensitive liabilities                          84.89%        86.43%       102.85%       106.95%
                                                               ========      ========       =======       =======
Cumulative excess (deficiency) as a percent of
   total rate sensitive assets                                   (8.24)%      (12.47)%         2.67%         6.50%
                                                               ========      ========       =======       =======

     The effect of interest rate changes on the assets and liabilities of a financial institution such as the Bank may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity "gap" is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.

     Management uses its judgment in classifying assets and liabilities into the various interest sensitivity time periods, taking into consideration certain assumptions based on the Company's historical experience and other relevant data. Non-accruing loans amounting to $1,730,000 have been excluded from this analysis. The analysis takes into consideration next repricing dates on variable-rate instruments. Amortization on some of the Bank's loans and mortgage-backed securities has been estimated, based on historical trends, and included in shorter time periods even though the contractual maturity of such loans and securities may be further out. While savings, NOW and MMDA accounts allow for immediate withdrawal and interest rate adjustment, based on the Company's historical experience they are generally considered more stable and are classified proportionately according to their established sensitivities in the "0-1 Year" and "1-3 Year" categories.

     The Company had a negative gap of approximately 8% of total rate sensitive assets at June 30, 1995 as compared to a positive gap of approximately 4% of total rate sensitive assets at June 30, 1994 in the comparative "0-1 Year" categories.

II. INVESTMENT PORTFOLIO

A. and B. Carrying Values and Maturities

     The following tables set forth certain information as to investment securities available for sale and held to maturity. Securities available for sale are carried at fair value and securities held to maturity are carried at amortized cost. In fiscal 1993, securities held for sale were carried at the lower of aggregate amortized cost or fair value.

                                                             Available for Sale              Held to Maturity
                                                           -------------------------------------------------------
                                                           Amortized         Fair         Amortized          Fair
(in Thousands)                                               Cost           Value           Cost            Value
- ------------------------------------------------------------------------------------------------------------------
June 30, 1995:
Investment securities:
   U.S. Government and Agency obligations                   $31,814        $32,101         $32,930         $32,902
   Other debt securities                                         --             --           3,944           3,998
   Municipal investments                                        987            987           2,750           2,750
   Marketable equity securities                                 182            229              --              --
                                                            -------        -------         -------         -------
                                                             32,983         33,317          39,624          39,650
                                                            -------        -------         -------         -------
Mortgage-backed securities:
   FHLMC                                                      4,815          4,734          10,657          10,552
   FNMA                                                      11,951         12,202           2,006           2,026
   Other                                                      8,476          8,501           1,121           1,122
                                                            -------        -------         -------         -------
                                                             25,242         25,437          13,784          13,700
                                                            -------        -------         -------         -------
Total investment securities                                 $58,225        $58,754         $53,408         $53,350
                                                            =======        =======         =======         =======
                                                             Available for Sale              Held to Maturity
                                                           -------------------------------------------------------
                                                           Amortized         Fair         Amortized          Fair
(in Thousands)                                               Cost           Value           Cost            Value
- ------------------------------------------------------------------------------------------------------------------
June 30, 1994:
Investment securities:
   U.S. Government and Agency obligations                   $36,135        $35,940         $16,931         $16,585
   Other debt securities                                      1,000          1,000             977             968
   Marketable equity securities                                 127            155              --              --
                                                            -------        -------         -------         -------
                                                             37,262         37,095          17,908          17,553
                                                            -------        -------         -------         -------
Mortgage-backed securities:
   FHLMC                                                     12,176         11,922          12,253          11,836
   FNMA                                                      14,116         14,103           2,448           2,365
   Other                                                      1,698          1,675           1,251           1,243
                                                            -------        -------         -------         -------
                                                             27,990         27,700          15,952          15,444
                                                            -------        -------         -------         -------
Total investment securities                                 $65,252        $64,795         $33,860         $32,997
                                                            =======        =======         =======         =======
                                                                 Held for Sale               Held to Maturity
                                                           -------------------------------------------------------
                                                           Amortized         Fair         Amortized          Fair
(in Thousands)                                               Cost           Value           Cost            Value
- ------------------------------------------------------------------------------------------------------------------
June 30, 1993:
Investment securities:
   U.S. Government and Agency obligations                   $    --        $    --         $31,325         $32,615
   Other debt securities                                         --             --             499             495
   Marketable equity securities                                  --             --             211             247
                                                            -------        -------         -------         -------
                                                                 --             --          32,035          33,357
                                                            -------        -------         -------         -------
Mortgage-backed securities:
   FHLMC                                                      4,744          4,848          12,725          13,048
   FNMA                                                       1,878          1,987           7,812           8,096
   Other                                                         --             --           3,456           3,643
                                                            -------        -------         -------         -------
                                                              6,622          6,835          23,993          24,787
                                                            -------        -------         -------         -------
Total investment securities                                 $ 6,622        $ 6,835         $56,028         $58,144
                                                            =======        =======         =======         =======

     A breakdown of yields (based on amortized cost) and contractual maturities for investment securities (excluding marketable equity securities) at June 30, 1995 is presented below.


                                                   After One But        After Five But
                              Within One Year    Within Five Years     Within Ten Years     After Ten Years           Total
                           ---------------------------------------------------------------------------------------------------------
                            Carrying  Weighted   Carrying  Weighted   Carrying  Weighted   Carrying  Weighted   Carrying  Weighted
(Dollars in Thousands)        Value   Avg Yld      Value   Avg Yld      Value   Avg Yld      Value   Avg Yld      Value   Avg Yld
- ------------------------------------------------------------------------------------------------------------------------------------
Available for Sale:
 U.S. Government and
   Agency obligations        $ 1,987     4.17%    $24,083     6.22%     $6,031     7.49%    $    --       --%    $32,101     6.33%
 Municipal investments           987     5.38          --       --          --       --          --       --         987     5.38
 Mortgage-backed
   securities                     --       --       2,858     5.90       3,735     5.47      18,844     6.82      25,437     6.52
                             -------              -------               ------              -------              -------
                             $ 2,974     4.57     $26,941     6.19      $9,766     6.72     $18,844     6.82     $58,525     6.40
                             =======              =======               ======              =======              =======
Held to Maturity:
 U.S. Government and
   Agency obligations        $ 6,970     5.90%    $25,960     6.57%     $   --       --%    $    --       --%    $32,930     6.43%
 Other debt securities           996     6.28       2,948     6.97          --       --          --       --       3,944     6.80
 Municipal investments         2,750     5.12          --       --          --       --          --       --       2,750     5.12
 Mortgage-backed
   securities                     --       --      12,663     6.00          --       --       1,121     7.12      13,784     6.09
                             -------              -------               ------              -------              -------
                             $10,716     5.74     $41,571     6.42      $   --       --     $ 1,121     7.12     $53,408     6.30
                             -------              -------               ------              -------              -------

     Mortgage-backed securities are expected to have shorter average lives than their contractual maturities because borrowers may repay obligations without prepayment penalties.

     For additional information, reference is made to "Investments Securities" in "Management's Discussion and Analysis", and Notes 1 and 2 of Notes to Consolidated Financial Statements.

C. Aggregate value of securities exceeding 10% of stockholders' equity: none

III. LOAN PORTFOLIO

A. Types of Loans

     The net loan portfolio of $271,461,000 (before allowance for possible loan losses) at June 30, 1995 represented 63.8% of consolidated assets. The following table shows the composition of the Bank's portfolio by type of loan.

                                                                       At June 30,
                                  -------------------------------------------------------------------------------------------------
                                          1995               1994                1993                1992               1991
                                  -------------------------------------------------------------------------------------------------
(Dollars in Thousands)            Amount       %      Amount       %      Amount       %      Amount       %      Amount       %
- -----------------------------------------------------------------------------------------------------------------------------------
Mortgage loans:
   Residential:
      Conventional               $ 67,048    24.8%   $ 65,566    29.5%   $ 73,773    33.7%   $ 61,772    29.7%   $ 83,987    37.3%
      FHA and VA                      595     0.2         814     0.4         857     0.4         837     0.4       1,080     0.5
      Home equity                  17,053     6.3      18,969     8.5      21,426     9.7      22,187    10.6      18,989     8.4
   Construction                       489     0.2          --      --       1,312     0.6       1,227     0.6       5,553     2.5
   Commercial                      53,716    19.8      40,078    18.0      35,288    16.1      35,651    17.1      33,247    14.7
                                 --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
Total mortgage loans              138,901    51.3     125,427    56.4     132,656    60.5     121,674    58.4     142,856    63.4
                                 --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
Other loans:
   Installment:
      Indirect automobile
         and recreational
         vehicle                  100,666    37.2      66,528    30.0      60,707    27.7      62,320    29.9      56,815    25.2
      Mobile home                  11,976     4.4      13,702     6.2      15,036     6.9      15,884     7.6      16,878     7.5
      Other                         3,168     1.2       2,574     1.2       1,968     0.9       1,766     0.9       2,179     1.0
   Other consumer                   3,611     1.3       5,778     2.6       5,739     2.6       3,415     1.6       2,370     1.0
   Commercial                      12,409     4.6       8,060     3.6       2,989     1.4       3,406     1.6       4,208     1.9
                                 --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
Total other loans                 131,830    48.7      96,642    43.6      86,439    39.5      86,791    41.6      82,450    36.6
                                 --------   ------   --------   ------   --------   ------   --------   ------   --------   ------
                                  270,731   100.0%    222,069   100.0%    219,095   100.0%    208,465   100.0%    225,306   100.0%
                                            ======              ======              ======              ======              ======
Deferred loan
   origination (fees) costs           730                  40                (135)               (143)               (379)
   Unearned discount                   --                  --                  --                  --                  --
                                 --------            --------            --------            --------            --------
                                 $271,461            $222,109            $218,960            $208,322            $224,927
                                 ========            ========            ========            ========            ========

     For additional information on loans, see Note 3 of Notes to Consolidated Financial Statements.

B. Maturities and Sensitivity to Changes in Interest Rates

     The following table sets forth the June 30, 1995 contractual loan maturities for the Bank and amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                        Within        From 1 to          After
(in Thousands)                                          1 Year         5 Years          5 Years           Total
- ----------------------------------------------------------------------------------------------------------------
Mortgage loans:
   Residential                                         $   402        $ 11,706         $ 72,463         $ 84,571
   Construction                                            249             224               --              473
   Commercial                                            1,111          16,733           35,660           53,504
                                                       -------        --------         --------         --------
         Total mortgage loans                            1,762          28,663          108,123          138,548
Other loans:
   Installment and consumer                              7,805          93,834           18,860          120,499
   Commercial                                            6,653           2,738            3,023           12,414
                                                       -------        --------         --------         --------
         Total other loans                              14,458          96,572           21,883          132,913
                                                       -------        --------         --------         --------
         Total loans, gross                            $16,220        $125,235         $130,006         $271,461
                                                       =======        ========         ========         ========
Loan maturing after one year with:
   Construction                                                       $     39         $     --         $     39
   Commercial                                                           10,976            3,529           14,505
   All other                                                            93,928           13,365          107,293
                                                                      --------         --------         --------
         Total                                                         104,943           16,894          121,837
Variable interest rates:
   Construction                                                       $    185         $     --         $    185
   Commercial                                                            8,495           35,154           43,649
   All other                                                            11,612           77,958           89,570
                                                                      --------         --------         --------
         Total                                                          20,292          113,112          133,404
                                                                      --------         --------         --------
      Total                                                           $125,235         $130,006         $255,241
                                                                      ========         ========         ========

C. Risk Elements

     Risk elements consist of non-accrual, past due and restructured loans; potential problem loans; and loan concentrations.

     Non-accrual loans are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. Upon such discontinuance, all unpaid accrued interest is reversed against the current period's earnings. A loan which has principal or interest payments contractually past due 90 days may remain on accrual status, however, if value of the collateral securing the loan is sufficient to cover principal and accrued interest, and the loan is in the process of collection.

     The table below shows loans on non-accrual status, restructured loans, real estate acquired by foreclosure or substantively repossessed and other repossessed assets.


                                                                                               June 30,
                                                                       ---------------------------------------------------------
(Dollars in Thousands)                                                  1995        1994         1993         1992         1991
- --------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans                                                      $1,730      $  730       $3,117      $ 3,681      $ 7,395
Restructured Loans                                                         --         174          162        2,084          577
                                                                       ------      ------       ------      -------      -------
         Total non-performing loans                                     1,730         904        3,279        5,765        7,972
                                                                       ------      ------       ------      -------      -------
Real estate acquired by foreclosure or substantively repossessed        1,134         836        2,568        6,725        6,613
Other assets acquired                                                     368         242          258          420        1,132
                                                                       ------      ------       ------      -------      -------
         Total assets acquired toward satisfaction
            of debt or substantively repossessed                        1,502       1,078        2,826        7,145        7,745
                                                                       ------      ------       ------      -------      -------
Total non-performing assets                                             3,232       1,982        6,105       12,910       15,717
Loans delinquent 90 days or more and still accruing                        --          --           16            1           10
                                                                       ------      ------       ------      -------      -------
         Total non-performing assets and loans delinquent
            90 days or more and still accruing                         $3,232      $1,982       $6,121      $12,911      $15,727
                                                                       ======      ======       ======      =======      =======
   Total non-performing assets as a percent of total loans
      and assets acquired toward satisfaction of debt or
      substantively repossessed                                         1.18%       0.89%        2.75%        5.99%        6.76%
                                                                       ======      ======       ======      =======      =======

     Since June 30, 1990, the Company has made progress toward resolving its non-performing assets. The Company made substantial reductions in non-performing assets during fiscal 1994 resulting in a decline from $6,105,000 at June 30, 1993 to $1,982,000 at June 30, 1994, a decrease of 67.5%. At June 30, 1995, non-
performing assets had increased to $3,232,000. Of this net increase of $1,250,000, $1,231,000 was related to two commercial loans, which were originated prior to 1990 and which were previously performing, being placed on non-accruing status by the Bank during the third quarter of fiscal 1995. The decrease in restructured loans during fiscal 1993 was primarily due to one commercial credit that returned to a performing status after complying with its restructured terms for more than one year. For further analysis, reference is made to "Asset Quality", "Non-Performing Asset Analysis", "Non-Performing Loan Summary," "Assets Acquired to Satisfy Debt and Loans Substantively Repossessed" and "Risk Characteristics of the Loan Portfolio" sections in "Management's Discussion and Analysis."

     Management is not aware of any potential problem loans, which have not already been identified and disclosed above which would have a material effect on the Company. In addition there are no known loan concentrations in excess of 10.00% of total loans.

D. Other Interest Bearing Assets: Not Applicable

IV. SUMMARY OF LOAN LOSS EXPERIENCE

     The Bank maintains an allowance for possible losses on loans. The provision for possible loan losses is based on management's assessment of the adequacy of the allowance for possible loan losses after considering known and inherent risks in the loan portfolio, existing and expected economic conditions, the level of non-performing loans, past loan loss experience and loan growth.

     The following table analyzes movements in the allowance during the past five years:


                                                                                               June 30,
                                                                     ------------------------------------------------------------
(Dollars in Thousands)                                                 1995         1994         1993         1992         1991
- ---------------------------------------------------------------------------------------------------------------------------------
Balance of allowance at beginning of period                          $ 3,351      $ 3,822      $ 3,958      $ 3,982      $ 6,264
Provision for possible loan losses                                       475          625        2,150        2,950        2,500
                                                                     -------      -------      -------      -------      -------
Recoveries of loans previously charged-off:
   Mortgage loans                                                        273          417          261          152          212
   Indirect consumer loans                                                75           61           59           43           52
   Mobile home loans                                                      73           42            9            7           20
   Commercial loans                                                       27           69           21          136           11
   Other loans                                                            18           23           28           21           43
                                                                     -------      -------      -------      -------      -------
                                                                         466          612          378          359          338
                                                                     -------      -------      -------      -------      -------
                                                                       4,292        5,059        6,486        7,291        9,102
                                                                     -------      -------      -------      -------      -------
Charge-offs:
   Mortgage loans                                                       (522)        (915)      (1,900)      (1,724)      (3,970)
   Indirect consumer loans                                              (175)        (185)        (172)        (356)        (353)
   Mobile home loans                                                    (601)        (558)        (482)        (924)        (476)
   Commercial loans                                                       --          (12)         (53)        (206)        (243)
   Other loans                                                           (24)         (38)         (57)        (123)         (78)
                                                                     -------      -------      -------      -------      -------
                                                                      (1,322)      (1,708)      (2,664)      (3,333)      (5,120)
                                                                     -------      -------      -------      -------      -------
Balance of allowance at end of period                                $ 2,970      $ 3,351      $ 3,822      $ 3,958      $ 3,982
                                                                     =======      =======      =======      =======      =======
Allowance for possible loan losses expressed as a percent
   of total loans at end of year                                       1.09%        1.51%        1.75%        1.90%        1.77%
                                                                     =======      =======      =======      =======      =======
Loan charge-offs, net of recoveries, during each year expressed
   as a percentage of average total loans during the period            0.34%        0.48%        1.03%        1.38%        2.13%
                                                                     =======      =======      =======      =======      =======

     The provision for possible loan losses for the past five years has been less than the actual level of net charge-offs each year. This was primarily due to a portion of the losses being provided for in prior fiscal years as well as the improvement in asset quality and lower net charge-offs experienced since 1990.

     The following table sets forth the breakdown of the allowance for possible loan losses by loan category and the percentage of loans in each category to total loans at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                             At June 30,
                                 ----------------------------------------------------------------------------------------------
                                         1995               1994                1993               1992              1991
                                 ----------------------------------------------------------------------------------------------
(Dollars in Thousands)            Amount      %      Amount       %      Amount      %      Amount     %       Amount      %
- -------------------------------------------------------------------------------------------------------------------------------
Balance of allowance at end
  of period applicable to:
  Mortgage loans                  $1,124    51.3%    $1,074     56.4%    $1,602     60.5%   $1,697    58.4%    $1,914     63.4%
  Indirect consumer loans            763    37.2        667     30.0        607     27.7       779    29.9        852     25.2
  Mobile home loans                  638     4.4        632      6.2        486      6.9       471     7.6        337      7.5
  Commercial loans                   150     4.6        103      3.6         33      1.4       105     1.6        197      1.9
  Other loans                         51     2.5        125      3.8        116      3.5        78     2.5        125      2.0
  Unallocated                        244     n/a        750      n/a        978      n/a       828     n/a        557      n/a
                                  ------   ------    ------    ------    ------    ------   ------   ------    ------    ------
                                  $2,970   100.0%    $3,351    100.0%    $3,822    100.0%   $3,958   100.0%    $3,982    100.0%
                                  ======   ======    ======    ======    ======    ======   ======   ======    ======    ======

     For further information, reference is made to "Provision for Possible Loan Losses" and "Risk Characteristics of the Loan Portfolio" sections in "Management's Discussion and Analysis."

V. DEPOSITS

     The following table presents the distribution of the Bank's average deposits outstanding and the average interest rates paid on such deposits during the years ended June 30, as indicated.


                                                                               At June 30,
                                                      --------------------------------------------------------------------
(Dollars in Thousands)                                    1995                     1994                    1993
- --------------------------------------------------------------------------------------------------------------------------
   Non-interest bearing deposits                      $ 13,581        --%      $ 10,112        --%     $  6,705        --%
                                                      --------                 --------                --------
Savings deposits:
   Savings, club and escrow accounts                    91,423      2.97         97,262      2.92        87,082      3.33
   Interest bearing NOW accounts                        21,668      1.91         19,429      1.98        15,921      2.39
   Money market accounts                                11,515      2.70         13,741      2.64        16,840      3.22
                                                      --------                 --------                --------
         Total savings deposits                        124,606      2.76        130,432      2.75       119,843      3.19
Time certificates of deposit                           162,066      4.97        146,364      4.58       150,461      5.12
                                                      --------                 --------                --------
         Total deposits                               $300,253      3.83       $286,908      3.59      $277,009      4.16
                                                      ========                 ========                ========

     The average interest rates paid on total deposits, excluding non-interest bearing deposits, at June 30, 1995, 1994 and 1993, was 4.01%, 3.72% and 4.26%,
respectively.

     On June 30, 1995, the Bank had $19,010,000 outstanding in time certificates of deposit in amounts of $100,000 or more, maturing as follows:


        Period Ending                                           Amount
        --------------------------------------------------------------
                                                            (In Thousands)
        Within 3 months                                         $5,338
        Over 3 through 6 months                                  2,516
        Over 6 through 12 months                                 4,324
        Over 12 months                                           6,832
                                                               -------
             Total                                             $19,010
                                                               =======

Item 2. Properties

     The Bank's main office, which is owned by the Bank, is located at 43 North Main Street, Concord, New Hampshire, in the center of the downtown business district. At present, the Bank does not require all of the space available in this building and has leased approximately one half of it to retail businesses.

     The Bank owns two of its branch offices in Concord, each of which is located in a modern, one-story building. The other Concord branch office is a leased facility located on the Steeplegate Mall property and was opened during September 1994. The Bank's branch office located in Weare, New Hampshire is also leased. The Bank owns a three-story building in downtown Concord of which two stories are currently serving as its operations center and the other floor is leased to another local business. The Bank is also scheduled to open a new branch to the north of Concord located in Tilton, New Hampshire during the Fall of 1995. The Bank plans to lease the new Tilton facility. With the completion of this project the Bank believes its facilities will be sufficient for its current operations.

Item 3. Legal Proceedings

     There are no material legal proceedings pending against the Company or any of its subsidiaries.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5. Market for the Company's Common Stock and Related Security Holder
Matters

Common Stock Information

     At July 14, 1995, there were 938 holders of record of common stock. The common stock of Community Bankshares, Inc. is traded and quoted on the National Association of Securities Dealers, Inc. (NASDAQ) National Market System under the symbol "CBNH." The following table represents common stock information as reported by NASDAQ.


                              Dividends per Share     Share Volume Traded       High           Low
- ----------------------------------------------------------------------------------------------------
Fiscal 1995
   Fourth Quarter                    $0.13                  230,175            $17.25        $15.250
   Third Quarter                      0.13                  227,201             16.25         12.875
   Second Quarter                     0.13                  178,655             16.25         12.875
   First Quarter                      0.12                  292,397             16.25         14.500

Fiscal 1994
   Fourth Quarter                    $0.11                  120,150            $15.50        $13.250
   Third Quarter                      0.08                  213,806             14.50         11.000
   Second Quarter                     0.05                  172,855             14.50         11.000
   First Quarter                        --                  218,865             12.75          8.250

     The declaration of future dividends will depend, subject to the discretion of the Board of Directors, on a number of factors including operating results, financial condition, capital adequacy, regulatory and tax considerations and other factors. For further information see "Liquidity and Capital Resources" in "Management's Discussion and Analysis."

Item 6. Selected Financial Data

Selected Financial Information


At or for the Years Ended June 30,
(Dollars in Thousands Except Share Data)                                   1995        1994        1993        1992        1991
- -------------------------------------------------------------------------------------------------------------------------------
Assets                                                                 $425,714    $346,136    $320,567    $312,019    $293,674
Loans                                                                   271,461     222,109     218,960     208,322     224,927
Allowance for Possible Loan Losses                                        2,970       3,351       3,822       3,958       3,982
Real Estate Acquired by Foreclosure or Substantively Repossessed          1,134         836       2,568       6,725       6,613
Investment Securities                                                   115,965     100,515      64,958      74,693      44,765
Deposits                                                                308,556     292,925     285,609     272,068     238,369
Borrowed Funds                                                           82,768      23,507       4,810       8,529      29,584
Stockholders' Equity                                                     29,398      26,625      23,849      21,406      20,995

Total Interest and Dividend Income                                     $ 28,241    $ 23,218    $ 24,636    $ 26,671    $ 28,996
Net Interest and Dividend Income                                         13,997      12,482      12,662      10,735       9,000
Provision for Possible Loan Losses                                          475         625       2,150       2,950       2,500
Gains on Sales of Investment Securities, net                                148         411         967       1,295         828
Foreclosed Property Expense                                                 146          67       1,875       1,766       1,587
Net Income                                                                3,287       3,090       2,221         259         487

Earnings Per Common and Common Equivalent Share                        $   1.84    $   1.73    $   1.28    $    .15    $    .29
Dividends Paid Per Share                                                    .51         .24          --          --          --
Book Value Per Share                                                      16.94       15.27       13.93       12.70       12.48
Tangible Book Value Per Share                                             16.94       15.27       13.93       12.70       12.48

Return on Average Assets                                                    .87%        .94%        .71%        .09%        .17%
Return on Average Equity                                                  11.90       11.68        9.73        1.19        2.26
Net Interest Margin                                                        3.89        4.02        4.27        3.83        3.29
Stockholders' Equity to Assets at Year-End                                 6.91        7.69        7.43        6.86        7.15
Average Stockholders' Equity to Average Assets                             7.31        8.04        7.30        7.29        7.38
Dividend Payout Ratio                                                     27.72       13.87          --          --          --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Highlights

The market area in which the Company operates has experienced slow economic growth over the past year. The economy had previously stabilized after reaching its low point in the early 1990s. The economic strength of the market area in which the Company operates continues to be dependent on the relative strength of the regional and national economies.

     The Company earned net income of $3,287,000, or $1.84 per share, for the fiscal year ended June 30, 1995. Earnings for the years ended June 30, 1994, and 1993 were $3,090,000, or $1.73 per share, and $2,221,000, or $1.28 per share, respectively.

     Pretax earnings improved by 22.5% during fiscal 1995 over fiscal 1994 primarily from an increase in net interest income of $1,515,000. Pretax earnings increased by 77.8% during fiscal 1994 over fiscal 1993 primarily due to reductions in loan loss provision and expenses related to non-performing assets.

     The Company achieved a 23.0% growth in total assets during fiscal 1995 with total assets amounting to $425,714,000 at June 30, 1995 as compared to $346,136,000 at June 30, 1994. Loans, primarily in indirect auto lending through dealers, provided the majority of the asset growth for fiscal 1995.

     At June 30, 1995, the Company's equity to asset ratio was 6.91%, its tier 1 leverage ratio was 7.07% and its total risk-based capital ratio was 11 .31%, all of which exceeded published regulatory minimums. The capital ratios for June 30, 1994 were 7.69%, 7.94% and 13.39%, respectively. For further information on the Company's and the Bank's capital ratios, see "Liquidity and Capital Resources" in "Management's Discussion and Analysis."

     On August 30, 1995, the Company announced the signing of a definitive merger agreement to acquire Centerpoint Bank. For further information, see Note 17 of Notes to Consolidated Financial Statements.

Rate Volume Analysis

     The following table presents changes in interest and dividend income, interest expense and net interest and dividend income which are attributable to changes in the average amounts of interest-earning assets and interest-bearing liabilities outstanding and/or to changes in rates earned or paid thereon. The net changes attributable to both volume and rate have been allocated proportionately:


Years Ended June 30 (In Thousands)                           1995 vs. 1994                        1994 vs. 1993
- -------------------------------------------------------------------------------------------------------------------------
                                                          Increase (Decrease)                  Increase (Decrease)
                                                                Due To                              Due To
                                                    Volume       Rate       Total      Volume        Rate        Total
                                                   ----------------------------------------------------------------------
Interest and dividend income:
   Mortgage loans                                  $  (27)     $1,051      $1,024      $  153     $  (500)     $  (347)
   Other loans                                      2,373        (135)      2,238         232      (1,231)        (999)
   Investments                                      1,212         549       1,761         740        (812)         (72)
                                                   ------      ------      ------      ------     -------      -------
Total interest and dividend income                  3,558       1,465       5,023       1,125      (2,543)      (1,418)
                                                   ------      ------      ------      ------     -------      -------
Interest expense:
   Deposits                                           376         817       1,193         271      (1,499)      (1,228)
   Borrowed funds                                   2,216          99       2,315          58         (68)         (10)
                                                   ------      ------      ------      ------     -------      -------
Total interest expense                              2,592         916       3,508         329      (1,567)      (1,238)
                                                   ------      ------      ------      ------     -------      -------
Net interest and dividend income                   $  966      $  549      $1,515      $  796     $  (976)     $  (180)
                                                   ======      ======      ======      ======     =======      =======

Average Balance Sheets and Net Interest and Dividend Income

The following table sets forth certain information relating to the Company's average balance sheets, including interest-earning assets, interest-bearing liabilities and net interest income on a fully tax-equivalent basis for the periods indicated:


Years Ended June 30,
(Dollars in Thousands)                                   1995                         1994                          1993
- ------------------------------------------------------------------------------------------------------------------------------------

                                             Average             Yield/   Average              Yield/   Average               Yield/
                                             Balance   Interest   Rate    Balance   Interest    Rate    Balance    Interest    Rate
                                            ----------------------------------------------------------------------------------------
Assets:
Interest-earning assets:
   Mortgage loans                            $136,100  $11,666    8.57%   $136,442   $10,642    7.80%   $134,552   $10,989    8.17%
   Other loans                                118,231    9,933    8.40      90,011     7,695    8.55      87,620     8,694    9.92
                                             --------  -------    ----    --------   -------    ----    --------   -------
      Total loans(1)                          254,331   21,599    8.49     226,453    18,337    8.10     222,172    19,683    8.86
   Investment and
      mortgage-backed securities(2)           104,732    6,603    6.30      79,406     4,768    6.00      71,933     4,895    6.80
   Interest-bearing deposits in other banks     1,395       66    4.73       5,246       134    2.55       2,212        58    2.62
                                             --------  -------            --------   -------            --------   -------
      Total interest-earning assets           360,458   28,268    7.84     311,105    23,239    7.47     296,317    24,636    8.31
                                                       -------                       -------                       -------
Non interest-earning assets                    20,211                       21,444                        20,448
Allowance for possible loan losses             (3,148)                      (3,642)                       (4,034)
                                             --------                     --------                      --------
      Total assets                           $377,521                     $328,907                      $312,731
                                             ========                     ========                      ========
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
   Deposits:
      Savings                                $124,606   $3,441    2.76%   $130,432    $3,588    2.75%   $119,843   $ 3,822    3.19%
      Time certificates                       162,066    8,047    4.97     146,364     6,707    4.58     150,461     7,701    5.12
                                             --------  -------            --------   -------            --------   -------
         Total deposits                       286,672   11,488    4.01     276,796    10,295    3.72     270,304    11,523    4.26
   Borrowed funds                              47,009    2,756    5.86       8,955       441    4.92       7,865       451    5.73
                                             --------  -------            --------   -------            --------   -------
      Total interest-bearing liabilities      333,681   14,244    4.27     285,751    10,736    3.76     278,169    11,974    4.30
                                                       -------                       -------                       -------
Non interest-bearing demand deposits           13,581                       10,112                         6,705
Other liabilities                               2,648                        6,594                         5,027
                                             --------                     --------                      --------
      Total liabilities                       349,910                      302,457                       289,901
Stockholders' equity                           27,611                       26,450                        22,830
      Total liabilities and
         stockholders' equity                $377,521                     $328,907                      $312,731
                                             ========                     ========                      ========
Net interest income/interest rate spread(3)            $14,024    3.57%              $12,503    3.71%              $12,662    4.01%
                                                       =======                       =======                       =======
Net interest margin(4)                                            3.89%                         4.02%                         4.27%

(1) Includes nonaccrual loans.

(2) Investment and mortgage-backed securities are shown at average amortized cost.

(3) Interest rate spread is the average yield earned on total earning assets less the average cost paid for interest-bearing liabilities.

(4) The net interest margin during the period equals net interest income divided by average interest-earning assets for the period.

Net Interest and Dividend Income

Net interest and dividend income, which is the difference between income from earning assets and what is paid for interest-bearing liabilities, is the primary source of income for the Company. Net interest income increased to $13,997,000 in fiscal 1995 from $12,482,000 in fiscal 1994 mostly due to the Company's growth in earning assets during fiscal 1995. Net interest income for fiscal 1993 was $12,662,000. The decline in net interest income from fiscal 1993 to 1994 was primarily due to reduced market interest rates on earning assets. The Company's net interest margin for fiscal 1995, 1994 and 1993 was 3.89%, 4.02% and 4.27%, respectively, on a fully tax-equivalent basis.

Yields Earned and Rates Paid

Interest rate spread represents the difference between the weighted average yield earned on loans and investments and the weighted average rate paid on interest-bearing deposits and borrowed funds.

     The fully tax-equivalent yield on earning assets was 7.84% in fiscal 1995 compared to 7.47% in fiscal 1994 and 8.31% in fiscal 1993. The cost of average interest-bearing liabilities in fiscal 1995, 1994 and 1993 was 4.27%, 3.76% and 4.30%, respectively. The changes in these yields and costs reflect the trends in market interest rates over the past three years as well as the shift in the composition of deposits from higher rate time certificates to lower costing savings accounts which occurred during fiscal years 1993 and 1994. This shift subsequently reversed during fiscal year 1995.

Average Balances

During fiscal 1995, the Company increased its average earning assets by $49,353,000, or 15.9%, over fiscal 1994. Earning asset growth was mostly in indirect auto loans through dealers. In order to fund this growth in average earning assets the Company utilized an increase in average borrowed funds of $38,054,000 and growth in average interest-bearing deposits of $9,876,000 over fiscal 1994. The Company also experienced growth of $3,469,000, or 34.3%, in average non-interest bearing demand deposits for fiscal 1995 over 1994.

     During fiscal 1994, average earnings assets increased by $14,788,000 over fiscal 1993 primarily in investment securities which were funded by increases of $9,899,000 and $1,090,000, respectively, in average deposits and borrowed funds.

Provision for Possible Loan Losses

The provision for possible loan losses is based on management's assessment of the adequacy of the allowance for possible loan losses after considering known and inherent risks in the loan portfolio, existing and expected economic conditions, the level of non-performing loans, charge-offs, past loan loss experience and loan growth.

     During fiscal 1995, $475,000 was provided for possible loan losses versus $625,000 in 1994 and $2,150,000 in 1993. During the fourth quarter of fiscal 1995, $150,000 was provided into the allowance for possible loan losses as compared to $100,000, $100,000 and $125,000, respectively, during the first three quarters of the fiscal year. The allowance for possible loan losses as a percent of non-performing loans was 171.7% at June 30, 1995 as compared to 370.7% at June 30, 1994 and 116.6% at June 30, 1993. At June 30, 1995, the
allowance for possible loan losses stood at $2,970,000, or 1.1% of total loans. At June 30, 1994 and 1993 the allowance for possible loan losses stood at $3,351,000 and $3,822,000, respectively, and equaled 1.5% and 1.8% of total loans. Improved asset quality and lower net charge-offs have enabled the Company to reduce its loan loss provisions. Net charge-offs for fiscal years 1995, 1994 and 1993 were $856,000, $1,096,000 and $2,286,000, respectively.

     A summary of net charge-offs (recoveries) in fiscal years 1995, 1994 and 1993 is as follows:


(In Thousands)                                                  1995             1994             1993
- ------------------------------------------------------------------------------------------------------
Loan Type:
   Construction                                                $ (11)          $ (153)          $  179
   Commercial real estate                                       (108)              44            1,304
   Commercial                                                    (27)             (57)              32
   Residential mortgage                                          262              530              103
   Home equity                                                   106               77               54
   Mobile home                                                   528              516              473
   Indirect and other consumer                                   106              139              141
                                                               -----           ------           ------
                                                               $ 856           $1,096           $2,286
                                                               =====           ======           ======

While management believes that additions to, and the year-end balance of, the allowance for possible loan losses are adequate, further provisions to the allowance for possible loan losses may be necessary if the market in which the Company operates deteriorates.

Asset Quality

The Company's non-performing assets (which consist of non-performing loans and assets acquired to satisfy debt, including loan collateral substantively repossessed) amounted to $3,232,000 at the end of fiscal 1995 versus $1,982,000 at June 30, 1994 and $6,105,000 at June 30, 1993.

     At June 30, 1995, non-performing loans totaled $1,730,000. Non-performing loans amounted to $904,000 and $3,279,000, respectively, at June 30, 1994 and 1993.

Non-Performing Asset Analysis

Non-performing assets consist of nonaccrual loans, real estate acquired through foreclosure or substantively repossessed and other assets acquired to satisfy debt.

     The Company's non-performing assets increased in fiscal 1995 by $1,250,000 from the end of fiscal 1994. At June 30, 1995, non-performing assets totaled $3,232,000, or 0.8% of total assets, compared to $1,982,000, or 0.6% of total assets, at June 30, 1994 and $6,105,000 or 1.9% of total assets, at June 30, 1993.

     The increase in non-performing assets from June 30, 1994 to June 30, 1995 was the result of $5,290,000 in additions which were partially offset by $2,742,000 in deletions from amortization, payoffs or sales of non-performing assets and $1,298,000 in charge-offs.

     Of the net increase of $1,250,000 in non-performing assets, $1,231,000 was related to two commercial loans, which were originated prior to 1990 and which were previously performing, being placed onto non-accruing status by the Bank during the third quarter of fiscal 1995.

Non-Performing Loan Summary


(Dollars in Thousands)                                                    At June 30, 1995
- -------------------------------------------------------------------------------------------------------------------------------
                                                         Share of                            Share of          Percent of
                                       Total Loans      Total Loans     Non-performing    Non-performing     Non-performing/
Loan Type                              Outstanding      Outstanding          Loans             Loans       Total Loans in Type
- -------------------------------------------------------------------------------------------------------------------------------
Residential mortgage loans               $67,501           24.8%             $263              15.2%             0.4%
Commercial loans:
   Construction                              473            0.2                --                --               --
   Real estate                            53,504           19.7             1,268              73.3              2.4
   Other                                  12,414            4.6                40               2.3              0.3
Home equity                               17,070            6.3                23               1.3              0.1
Mobile home loans                         11,976            4.4                37               2.1              0.3
Indirect consumer loans                  101,744           37.5                89               5.2              0.1
Other consumer loans                       6,779            2.5                10               0.6              0.1
                                        --------          ------           ------             ------
Total                                   $271,461          100.0%           $1,730             100.0%             0.6
                                        ========          ======           ======             ======

     Management is not aware of any potential problem loans, which have not already been identified and disclosed above, which would have a material effect on the Company. For further information on non-performing loans, see Note 3 of Notes to Consolidated Financial Statements.

Assets Acquired to Satisfy Debt and Loans Substantively Repossessed

Assets acquired to satisfy debt and loans substantively repossessed totaled $1,502,000 at June 30, 1995 compared to $1,078,000 at June 30, 1994. Of the total at June 30, 1995, $261,000 was in commercial real estate, $873,000 in primary residential properties, $277,000 in mobile homes and $91,000 in repossessed vehicles. For further information, see Note 6 of Notes to Consolidated Financial Statements.

Risk Characteristics of the Loan Portfolio

The majority of the asset growth was in the loan portfolio. Total loans increased by $49,352,000, or 22.2%, from $222,109,000 at June 30, 1994 to
$271,461,000 at June 30, 1995. With the consolidation that has been taking place over the past few years in the New Hampshire banking industry, the Company has taken advantage of market opportunities to expand and develop new lending relationships.

     The Bank, through its subsidiary Bancredit, has serviced a large number of auto and recreational vehicle dealers throughout New Hampshire for more than ten years and understands the challenges and risks associated with this business. With the addition of experienced, high level personnel the Bank has substantially increased its number of active dealer relationships during fiscal 1995 resulting in significant loan growth in indirect loans. At June 30,1995, the balance of indirect automobile and recreational vehicle loans through dealers was $101,744,000, or 37.5% of total loans as compared to $66,699,000, or 30.0% of total loans at June 30, 1994.

     In order to continue serving the market for indirect automobile loans in New Hampshire, generate fee income from servicing these types of loans and manage the Company's balance sheet, the Bank has developed the ability to sell automobile loans while retaining the right to service these loans. During fiscal 1995, the Bank sold three separate pools of automobile loans, to two different buyers, totaling $11,591,000. As part of the sales agreement relating to the sale of $9,777,000 of these loans, the Bank is obligated to assume a certain portion of credit losses should they occur and has accrued $51,000 to absorb such possible losses. The remainder of these loans were sold without credit enhancement. In addition, an agreement was reached to sell up to an additional $48,000,000 of new loan production with credit enhancement on a best efforts basis.

     The Company also used similar market opportunities in the commercial lending area to grow commercial loans by $18,333,000 during fiscal 1995. Of the Bank's commercial loan portfolio, which represents 24.5% of total loans, $8,178,000, or 12.3% of commercial loans, are loans enrolled with Small Business Administration (SBA) programs. For further information on loans, see Note 7 of Notes to Consolidated Financial Statements.

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

     The Bank continues to use the same loan underwriting criteria and loan review process that has reduced non-performing assets to the lower levels that have been maintained over the past few years. This, in addition to an experienced collections department, has kept loan delinquencies and loan charge-offs at low levels, particularly in the consumer loan portfolio. Based on management's analysis, the Bank's indirect auto lending delinquency levels have been consistently below industry standards over the past few years.

Investment Securities

At June 30, 1995, the Company's securities classified as available for sale amounted to $58,754,000, or 52.4% of total investment securities with the remaining securities of $53,408,000, or 47.6%, classified as held to maturity. At June 30, 1994, securities available for sale and held to maturity amounted to $64,795,000 and $33,860,000, respectively, which represented 65.7% and 34.3%, respectively, of total investment securities. The Bank, as a member, owned Federal Home Loan Bank stock of $3,803,000 at June 30, 1995 compared to $1,860,000 at June 30, 1994.

     Unrealized net gains on securities available for sale, net of applicable taxes, amounted to $328,000 at June 30, 1995 compared to unrealized net losses of $262,000 at June 30, 1994.

     Also, during the last quarter of fiscal 1995, the Bank securitized $5,551,000 of residential mortgage loans with Fannie Mae and transferred them from loans to securities available for sale on the balance sheet.

Deposits

Deposits provided funding for 76.6% of total earning assets at June 30, 1995 compared to 89.4% at June 30, 1994 and 94.5% at June 30, 1993. Average deposits amounted to $300,253,000, $286,908,000 and $277,009,000 for the years ended June
30, 1995, 1994 and 1993, respectively.

     The average cost of interest-bearing deposits increased to 4.01% during fiscal 1995 as compared to 3.72% in 1994 and 4.26% in 1993. The decline during fiscal 1993 and 1994 and subsequent increase in 1995 in the cost of deposits was primarily the result of trends in open market interest rates. By choice, the Company currently accepts no brokered deposits. For further information, see
Note 7 of Notes to Consolidated Financial Statements.

Borrowed Funds

The Company, in order to fund its earning asset growth, increased borrowed funds by $59,261,000 during fiscal 1995 and by $18,697,000 during fiscal 1994. For further information, see Notes 8 and 9 of Notes to Consolidated Financial Statements.

Non-Interest Income

Total non-interest income amounted to $2,036,000 for fiscal 1995 compared to $2,558,000 in fiscal 1994 and $2,879,000 in fiscal 1993.

     Exclusive of loan and security gains, non-interest income has steadily increased from $985,000 in fiscal 1993 to $1,058,000 in fiscal 1994 to $1,387,000 in fiscal 1995. This represents a 40.8% increase in 1995 versus the level earned in fiscal 1993. The increases have resulted primarily from steady growth in deposit fee and loan servicing income. Growth in service chargeable deposit accounts and increases in selected service fees, implemented during fiscal 1994, are the reasons for the increases in deposit fee income. Continued growth in mortgage loans serviced for others over the past three years has resulted in a corresponding increase in fee income.

     The Company's recent purchase, during the last quarter of fiscal 1995, of approximately $180,000,000 of residential mortgage servicing rights is expected to provide further momentum to continued improvement in the Company's loan servicing income. Revenues from these rights will be earned commencing in August of 1995, the first quarter of fiscal 1996. It is expected that the Company will be able to service these additional loans utilizing existing capacity without significantly adding to staffing or equipment.

     Loan sale gains decreased to $501,000 in fiscal 1995 compared to the higher levels of $1,089,000 and $927,000 earned during fiscal 1994 and 1993, respectively, due to reduced residential mortgage origination volume caused by the decline in demand for refinancings as market rates have risen. Offsetting a portion of this decline experienced in fiscal 1995 was the adoption of SFAS No. 122 "Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement No. 65." This was effective July 1, 1994 and resulted in an increase of $170,000 in gains on the sale of loans for fiscal 1995.

     Also, the Company's opportunities to realize security gains has diminished over the past two years as market rates rose. Gains on the sale of securities has declined from $967,000 in fiscal 1993 to $411,000 in fiscal 1994 to $148,000 in fiscal 1995.

Non-Interest Expense

Total non-interest expense increased by 2.4% to $10,720,000 in fiscal 1995 from $10,467,000 experienced during fiscal 1994 primarily due to major investments made by the Company to expand its business lines and product distribution system. Total non-interest expense for fiscal 1994 represented a decrease of 6.3% from $11,170,000 in fiscal 1993. This reduction was primarily the result of lower expenses related to non-performing assets.

     During the fiscal year ended June 30, 1995, the Company experienced increases in salaries and benefits and occupancy and equipment expenses primarily due to expanding major business lines and product distribution system. During fiscal 1995, the Bank opened a new full-service branch office at the Steeplegate Mall located in Concord, New Hampshire, opened a remote automated teller machine in Tilton, New Hampshire, expanded its indirect auto dealer financing programs and established a municipal services department. Also impacting salaries and benefits during fiscal 1995 were additional benefits expense related to pension and the establishment and funding of a 401K benefit plan.

     Offsetting a portion of the increased non-interest expense was a reduction in other non-interest expense during fiscal 1995 which was primarily due to reduced legal and other expenses related to the resolution of problem loans.

Income Taxes

There was no income tax expense in 1993 as a result of the decrease in the deferred income tax asset valuation reserve established on July 1, 1992. In 1994, and to a lesser extent in 1995, income tax expense was partially offset by further decreases in the valuation reserve. At June 30, 1995, the Company had a net deferred tax asset of approximately $172,000, which includes a valuation reserve of approximately $136,000 which primarily relates to certain state tax temporary differences. The realization of the net deferred tax asset may be based on utilization of carrybacks to prior taxable periods, anticipation of future taxable income, and the utilization of tax planning strategies. Management has determined that it is more likely than not that the net deferred tax asset can be realized by carrybacks to federal taxable income in the three-year carryback period and by expected future taxable income. For further information on income taxes, see Note 11 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Liquidity is a measure of the Company's ability to meet its cash needs at a reasonable cost. Cash needs arise primarily as a result of funding lending opportunities, the maturity of liabilities such as borrowings and the withdrawal of deposits. Asset liquidity is achieved through the management of earning asset maturities, loan amortization, deposit growth and access to borrowed funds. Management believes that funding sources are adequate to meet commitments and ongoing obligations.

     The Holding Company's funding requirements are limited and are adequately satisfied by dividends from the Bank and by its interest-bearing cash deposit with the Bank. Dividends paid from the Bank to the Holding Company are limited to the extent necessary for the Bank to comply with regulatory capital guidelines.

     The Bank is a member of the Federal Home Loan Bank of Boston which makes substantial borrowings available to its members. Borrowed funds at June 30, 1995 totaled $82,768,000 compared to $23,507,000 at the end of fiscal 1994. At June 30, 1995, the Bank had approximately $63,000,000 available in unused borrowing capacity remaining at the Federal Home Loan Bank of Boston to meet future large deposit fluctuations or increased loan demands should either occur.

     Total cash and cash equivalents at June 30, 1995 were $19,097,000 versus $8,012,000 at the end of fiscal 1994. This increase was in the interest-bearing deposits in other banks which resulted primarily from the sale of approximately $10,000,000 in automobile loans on June 30, 1995.

     The investment portfolio at June 30, 1995 totaled $115,965,000 of which $58,754,000 was designated as "available for sale" to enhance the liquidity position, and $53,408,000 was designated as "held to maturity." The Company has not historically had, and does not anticipate having, a need to use the remainder of the investment portfolio for liquidity purposes given its unused borrowing capacity and other liquidity resources.

     At June 30, 1995, the Company had equity capital of $29,398,000, resulting in an equity-to-assets ratio of 6.91%.

     The Company is regulated by the Federal Reserve Board which requires the Company to maintain a minimum risk-based capital ratio. At June 30, 1995 the minimum risk-based capital ratio required was 8.00%. The Company's risk-based capital ratio at June 30, 1995 was 11.31% compared to 13.39% at June 30, 1994.

     To complement the risk-based guidelines, the Federal Reserve Board requires a leverage ratio of 3% to 4% which represents the minimum capital to total asset standard for bank holding companies. Federal banking agencies, including the FDIC, require similar leverage ratios for banks. These leverage ratios are expected to be used in tandem with the risk-based capital ratio. The Company's leverage ratio was 7.07% at June 30, 1995.

     The following table summarizes the Company's required and actual regulatory capital ratios and amounts at June 30, 1995:


                                                        Required                             Actual
                                                       Regulatory                           Regulatory
(Dollars in Thousands)                                   Capital                             Capital
- ----------------------------------------------------------------------------------------------------------------
                                              Amount               Ratio             Amount           Ratio
                                          ---------------        ---------          -------           -----
Leverage                                  $12,268-$16,358        3.00-4.00%         $28,827            7.07%
Risk-based:
   Tier 1                                     11,244                4.00             28,827           10.25
   Total risk-based                           22,489                8.00             31,797           11.31

The following table summarizes the Bank's required and actual regulatory capital ratios and amounts at June 30, 1995:

                                                        Required                             Actual
                                                       Regulatory                           Regulatory
(Dollars in Thousands)                                   Capital                             Capital
- --------------------------------------------------------------------------------------------------------------
                                              Amount                Ratio            Amount           Ratio
                                              ------              ---------         -------           -----
Leverage                                   $12,268-$16,358        3.00-4.00%        $27,149            6.64%
Risk-based:
   Tier 1                                     11,240                 4.00            27,149            9.66
   Total risk-based                           22,480                 8.00            30,119           10.72

     Management believes that the proposed acquisition of Centerpoint Bank will not have a material impact on the Company's liquidity or capital resources.

Recent Accounting Developments

     On July 1, 1995, the Company adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure." These statements generally require all creditors to account for impaired loans, except those loans accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate or, alternatively, at the fair value of the loan's collateral. In addition, criteria for classification of a loan as in-substance foreclosure has been modified so that such classification need be made only when the lender is in possession of the collateral. These statements also require impairment of troubled debt restructuring to be measured using the pre-modification rate of interest. Adoption of these statements had no material impact on the Company's financial position or results of operations.

Item 8. Financial Statements and Supplementary Data

Independent Auditor's Report

The Stockholders and Board of Directors
Community Bankshares, Inc.:

     We have audited the accompanying consolidated balance sheets of Community Bankshares, Inc. and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bankshares, Inc. and subsidiaries at June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1995 in conformity with generally accepted accounting principles.

     As explained in Note 1 of Notes to Consolidated Financial Statements, effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights, an Amendment to FASB Statement No. 65."

/s/  KPMG Peat Marwick LLP

Boston, Massachusetts
July 21, 1995, except Note 17,
as to which the date is August 30, 1995

Consolidated Statements of Income
Community Bankshares, Inc. and Subsidiaries


Years Ended June 30,
(Dollars in Thousands Except Share Data)                                      1995                1994               1993
- -------------------------------------------------------------------------------------------------------------------------
Interest and dividend income:
   Loans (Note 3)                                                          $21,599             $18,337            $19,683
   Securities available for sale                                             3,823               4,171                 --
   Securities held for sale                                                     --                  --                761
   Securities held to maturity                                               2,565                 422              3,963
   Dividends on Federal Home Loan Bank stock                                   188                 154                171
   Deposits in other banks                                                      66                 134                 58
                                                                           -------             -------            -------
      Total interest and dividend income                                    28,241              23,218             24,636
                                                                           -------             -------            -------
Interest expense:
   Deposits                                                                 11,488              10,295             11,523
   Borrowed funds                                                            2,756                 441                451
                                                                           -------             -------            -------
      Total interest expense                                                14,244              10,736             11,974
                                                                           -------             -------            -------
Net interest and dividend income                                            13,997              12,482             12,662
Provision for possible loan losses (Note 4)                                    475                 625              2,150
                                                                           -------             -------            -------
      Net interest and dividend income after provision
         for possible loan losses                                           13,522              11,857             10,512
                                                                           -------             -------            -------
Non-interest income:
   Deposit account fees                                                        506                 366                318
   Gains on sales of investment securities, net (Note 2)                       148                 411                967
   Gains on sales of loans, net (Note 1)                                       501               1,089                927
   Mortgage servicing income                                                   522                 476                341
   Other                                                                       359                 216                326
                                                                           -------             -------            -------
      Total non-interest income                                              2,036               2,558              2,879
                                                                           -------             -------            -------
Non-interest expense:
   Salaries and employee benefits (Note 12)                                  5,430               4,989              4,370
   Occupancy and equipment                                                   1,466               1,297              1,255
   Foreclosed property (Note 6)                                                146                  67              1,875
   FDIC deposit insurance premiums                                             678                 697                668
   Marketing                                                                   301                 315                229
   Other                                                                     2,699               3,102              2,773
                                                                           -------             -------            -------
      Total non-interest expense                                            10,720              10,467             11,170
                                                                           -------             -------            -------
Income before income taxes                                                   4,838               3,948              2,221
Income tax expense (Note 11)                                                 1,551                 858                 --
                                                                           -------             -------            -------
      Net income                                                           $ 3,287             $ 3,090            $ 2,221
                                                                           =======             =======            =======
      Earnings per common and common equivalent share                      $  1.84             $  1.73            $  1.28
      Average number of common and common equivalent
         shares outstanding                                              1,788,792           1,786,436          1,736,775
      Dividends paid per share                                             $  0.51             $  0.24            $    --

         See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
Community Bankshares, Inc. and Subsidiaries


June 30,
(Dollars in Thousands Except Share Data)                                                          1995              1994
- -------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks (Note 13)                                                              $  8,227          $  7,503
Interest-bearing deposits in other banks                                                         10,870               509
                                                                                               --------          --------
         Total cash and cash equivalents                                                         19,097             8,012
                                                                                               --------          --------
Securities available for sale--amortized cost $58,225 in 1995 and
   $65,252 in 1994 (Notes 2, 8 and 9)                                                            58,754            64,795
Securities held to maturity--fair value $53,350 in 1995 and
   $32,997 in 1994 (Notes 2, 8 and 9)                                                            53,408            33,860
Federal Home Loan Bank stock (Notes 2 and 9)                                                      3,803             1,860
Mortgage loans held for sale (Note 3)                                                             4,392             4,942
Loans (Notes 3 and 9)                                                                           271,461           222,109
Allowance for possible loan losses (Note 4)                                                      (2,970)           (3,351)
                                                                                               --------          --------
         Net loans                                                                              268,491           218,758
                                                                                               --------          --------
Premises and equipment (Note 5)                                                                   7,422             7,150
Real estate acquired by foreclosure or substantively repossessed (Note 6)                         1,134               836
Accrued interest receivable                                                                       3,100             2,526
Other assets (Notes 6 and 11)                                                                     6,113             3,397
                                                                                               --------          --------
         Total assets                                                                          $425,714          $346,136
                                                                                               ========          ========
Liabilities and Stockholders' Equity
Liabilities:
   Deposits (Note 7):
      Non-interest bearing demand                                                              $ 16,420          $ 15,067
      Savings                                                                                   115,174           131,877
      Time certificates                                                                         176,962           145,981
                                                                                               --------          --------
         Total deposits                                                                         308,556           292,925
   Borrowed funds (Notes 8 and 9)                                                                82,768            23,507
   Liability relating to ESOP (Note 12)                                                             197               355
   Accrued interest payable                                                                       1,177               693
   Other liabilities                                                                              3,618             2,031
                                                                                               --------          --------
         Total liabilities                                                                      396,316           319,511
                                                                                               --------          --------
Commitments and contingencies (Notes 5, 12 and 13)
Stockholders' equity (Notes 10, 11 and 12):
   Preferred stock, $1.00 par value per share; 1,000,000 shares
      authorized, none issued                                                                        --                --
   Common stock, $1.00 par value per share; 3,000,000 shares authorized;
      issued and outstanding 1,747,032 in 1995 and 1,743,532 in 1994                              1,747             1,744
   Additional paid-in capital                                                                    17,146            17,343
   Retained earnings                                                                             10,567             8,155
                                                                                               --------          --------
                                                                                                 29,460            27,242
   Unrealized net gains (losses) on securities available for sale, net (Note 3)                     328              (262)
   Unearned compensation expense--ESOP                                                             (197)             (355)
   Treasury stock--11,810 shares at cost                                                           (193)               --
                                                                                               --------          --------
         Total stockholders' equity                                                              29,398            26,625
                                                                                               --------          --------
         Total liabilities and stockholders' equity                                            $425,714          $346,136
                                                                                               ========          ========

         See accompanying notes to consolidated financial statements.

Consolidated Statements
of Changes in
Stockholders' Equity
Community Bankshares, Inc. and Subsidiaries





Years Ended June 30,
1995, 1994, 1993
(Dollars in Thousands Except Share Data)
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                    Unrealized Net
                                                                                    Gains (Losses)   Unearned
                                                              Additional            on Securities  Compensation
                                                     Common    Paid-in    Retained  Available for    Expense    Treasury
                                                      Stock    Capital    Earnings    Sale, Net        ESOP      Stock     Total
                                                     -------  ---------   ---------   ---------      -------    -------   --------
Balances at June 30, 1992                            $1,705    $17,293     $ 3,252     $   --         $(670)     $(174)   $21,406
   Net income                                            --         --       2,221         --            --         --      2,221
   Amortization of unearned compensation--ESOP           --         --          --         --           157         --        157
   Issuance of common stock through stock
      option plans (Note 12)                              3       (124)         --         --            --        174         53
   Issuance of common stock through employee
      stock purchase plan (Note 12)                       4          8          --         --            --         --         12
                                                     -------   --------    --------    -------        ------     ------   --------
Balances at June 30, 1993                             1,712     17,177       5,473         --          (513)        --     23,849
   Net income                                            --         --       3,090         --            --         --      3,090
   Amortization of unearned compensation--ESOP           --         --          --         --           158         --        158
   Issuance of common stock through stock
      option plans (Note 12)                             28        141          --         --            --         --        169
   Issuance of common stock through employee
      stock purchase plan (Note 12)                       4         25          --         --            --         --         29
   Cash dividends ($0.24 per share)                      --         --        (408)        --            --         --       (408)
   Change in unrealized net gains (losses)
      on securities available for sale, net              --         --          --       (262)           --         --       (262)
                                                     -------   --------    --------    -------        ------     ------   --------
Balances at June 30, 1994                             1,744     17,343       8,155       (262)         (355)        --     26,625
   Net income                                            --         --       3,287         --            --         --      3,287
   Amortization of unearned compensation--ESOP           --         --          --         --           158         --        158
   Issuance of common stock through stock
      option plans (Note 12)                              3       (193)         --         --            --        407        217
   Issuance of common stock through employee
      stock purchase plan (Note 12)                      --         (4)         --         --            --         27         23
   Purchase of 42,500 shares of treasury stock           --         --          --         --            --       (627)      (627)
   Cash dividends ($0.51 per share)                      --         --        (875)        --            --         --       (875)
   Change in unrealized net gains (losses)
      on securities available for sale, net              --         --          --        590            --         --        590
                                                     -------   --------    --------    -------        ------     ------   --------
Balances at June 30, 1995                            $1,747    $17,146     $10,567       $328         $(197)     $(193)   $29,398
                                                     -------   --------    --------    -------        ------     ------   --------

         See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Community Bankshares, Inc. and Subsidiaries


Years Ended June 30,
(in Thousands)                                                                      1995             1994             1993
- -----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                     $  3,287         $  3,090         $  2,221
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
      Provision for possible loan losses                                               475              625            2,150
      Depreciation and amortization                                                  1,191            1,038            1,037
      Gains on sales of investment securities, net                                    (148)            (411)            (967)
      (Gain) loss on sales of premises and equipment                                    --               26              (61)
      Net (gains) losses on sales and loss provisions on real estate
         acquired by foreclosure or substantively repossessed                          (51)            (130)           1,323
      Mortgage loans originated for sale                                           (28,655)        (112,813)         (78,863)
      Mortgage loans sold                                                           29,205          114,617           75,959
      (Increase) decrease in other assets                                           (3,205)           1,869           (2,390)
      Increase (decrease) in other liabilities                                       2,152           (3,027)          (3,560)
                                                                                  ---------        ---------        ---------
         Net cash provided by (used in) operating activities                         4,251            4,884           (3,151)
                                                                                  ---------        ---------        ---------
Cash flows from investing activities:
   Proceeds from sales of investment securities                                         --               --            1,958
   Proceeds from sales of securities available for sale and held for sale           20,925           11,407           17,854
   Proceeds from maturities and principal payments of securities
      held to maturity                                                               5,538            1,922            5,999
   Proceeds from maturities and principal payments of securities
      available for sale and held for sale                                          12,657           35,939            1,165
   Purchase of securities held to maturity                                         (25,094)         (24,807)          (9,607)
   Purchase of securities available for sale                                       (20,904)         (41,041)              --
   Net (increase) decrease in FHLB stock                                            (1,943)             448               --
   Net increase in loans                                                           (57,012)         (24,354)         (21,732)
   Capitalized expenses on real estate acquired by foreclosure or
      substantively repossessed                                                       (232)             (65)            (101)
   Proceeds from disposition of real estate acquired by foreclosure
      or substantively repossessed                                                     984            2,404            4,219
   Proceeds from sales of premises and equipment                                        --               28              249
   Additions to premises and equipment                                              (1,023)            (827)          (1,792)
   Cash paid for mortgage servicing rights                                            (453)              --               --
                                                                                  ---------        ---------        ---------
         Net cash used in investing activities                                     (66,557)         (38,946)          (1,788)
                                                                                  ---------        ---------        ---------
Cash flows from financing activities:
   Net increase (decrease) in time certificates of deposit                          30,981           (3,588)          (4,537)
   Net increase (decrease) in demand, NOW, savings and money market
      deposit accounts                                                             (15,350)          10,904           18,078
   Proceeds from borrowings                                                        158,113           30,782           12,303
   Repayments of borrowings                                                        (98,852)         (12,085)         (16,022)
   Repayments of liability relating to ESOP                                           (158)            (158)            (157)
   Proceeds from issuance of common stock                                              175              171               65
   Purchase of treasury stock                                                         (627)              --               --
   Dividends paid on common stock                                                     (891)            (416)              --
                                                                                  ---------        ---------        ---------
         Net cash provided by financing activities                                  73,391           25,610            9,730
                                                                                  ---------        ---------        ---------
         Net increase (decrease) in cash and cash equivalents                       11,085           (8,452)           4,791
Cash and cash equivalents at beginning of year                                       8,012           16,464           11,673
                                                                                  ---------        ---------        ---------
Cash and cash equivalents at end of year                                          $ 19,097           $8,012         $ 16,464
                                                                                  =========        =========        =========
Supplemental cash flow information:
   Cash paid for:
      Income taxes, net                                                           $  1,235         $  1,186         $    135
      Interest                                                                      13,760           10,696           12,147
Supplemental schedule of non-cash activities:
   Transfer of securities to available for sale                                   $     --         $ 56,028         $     --
   Transfer of securities from available for sale to held to maturity                   --           10,957               --
   Mortgage loans securitized during the period                                      5,551           19,625            6,827
   Additions to real estate acquired by foreclosure or substantively
      repossessed                                                                      999              477            1,994
   Transfer of real estate acquired by foreclosure to premises
      and equipment                                                                     --               --              609
   Change in net unrealized gains (losses) on securities
      available for sale, net                                                          590             (262)              --

         See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Community Bankshares, Inc. and its wholly-owned subsidiaries ("the Company"), Concord Savings Bank ("the Bank") and its wholly owned subsidiary, Bancredit Corporation ("Bancredit"). Bancredit originates automobile, recreational vehicle and boat loans through dealers throughout New Hampshire. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in prior years have been reclassified to conform with the current year's presentation.

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and general practices within the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods. Actual results could differ from these estimates.

     Material estimates that are susceptible to change because of changing forces in the real estate market relate to the determination of the allowance for possible loan losses and valuation of real estate acquired by foreclosure or substantively repossessed.

Investment and Mortgage-Backed Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and carried at amortized cost. Investments that are purchased and held principally for the purpose of selling them in the near term are classified as "trading" and carried at fair value, with unrealized gains and losses included in earnings. Investments not classified as either "held to maturity" or "trading" are classified as "available for sale" and carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. When a debt security is transferred into the "held to maturity" category from the "available for sale" category, the unrealized gain or loss at the transfer date continues to be reported as a separate component of stockholders' equity and is amortized over the remaining life of the related security as a yield adjustment. If a decline in fair value below the amortized cost basis of an investment is judged by management to be other than temporary, the cost basis of the investment is written down to fair value and the amount of the writedown is included in earnings.

     Premiums and discounts on investment and mortgage-backed securities are recognized in the statements of income using a method that approximates the level-yield method over the lives of the securities. Gains and losses on securities are recognized when realized with the cost basis of investments sold determined on a specific identification basis.

Loans

Interest income on loans is recognized on the accrual method. Nonaccrual loans are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. Upon such discontinuance, all unpaid accrued interest is reversed against the current period's earnings. A loan which has principal or interest payments contractually past due 90 days may remain on accrual status, however, if value of the collateral securing the loan is sufficient to cover principal and accrued interest, and the loan is in the process of collection.

     Interest received on nonaccrual loans is either applied against principal or reported as income according to management's judgment as to the collectibility of principal. Loan origination fees and certain direct origination costs are capitalized and recognized in income as an adjustment of the yield on the related loan.

Loan Sale Activity

Loans held for sale are carried at the lower of aggregate cost or market value, based upon commitments from investors to purchase such loans and upon prevailing market conditions. Deferred origination fees collected for such loans, net of sale commitment fees paid, are included in the lower of cost or market determination. Such fees are recognized as part of gains on sales of loans when the loans are sold.

     Gains and losses on loans sold with servicing rights retained are adjusted to recognize the difference between the present value of future service fee income and a normal service fee. The resulting excess loan servicing rights are amortized as a reduction of service fee income using the level yield method over the remaining lives of the loans adjusted by expected prepayments. Actual loan prepayment experience is reviewed periodically and the carrying value of excess loan servicing rights is reduced when actual prepayment experience exceeds that originally estimated.

     Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement No. 65." As a result of adoption, gains on sales of loans increased by approximately $170,000 for the year ended June 30, 1995. This statement requires the Company to recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. When the Company acquires mortgage servicing rights either through the purchase or origination of mortgage loans (originated mortgage loan servicing rights) and sells or securitizes those loans with servicing rights retained it allocates the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. When the Company purchases mortgage loan servicing rights (purchased mortgage loan servicing rights) separately, the initial purchase cost is recognized as an asset.

     Originated and purchased mortgage loan servicing rights are amortized as a reduction of service fee income in proportion to, and over the period of, estimated net servicing income by use of the level yield method.

     On a quarterly basis, the Company assesses the carrying values of originated and purchased mortgage servicing rights for impairment based on the fair value of such rights. A valuation model that calculates the present value of future cash flows is used to estimate such fair value. This valuation model incorporates assumptions that market participants would use in estimating future net servicing income including estimates of the cost of servicing loans, discount rate, float value, ancillary income, prepayment speeds, and default rates. Any impairment is recognized as a charge to earnings through a valuation allowance.

Allowance for Possible Loan Losses

The allowance for possible loan losses is maintained at a level believed by management to be adequate to meet reasonably foreseeable loan losses on the basis of many factors including the risk characteristics of the portfolio, underlying collateral, current and anticipated economic conditions that may affect the borrower's ability to pay, specific problem loans, and trends in loan delinquencies and charge-offs. Possible losses on loans are provided for under the allowance method of accounting. The allowance is increased by provisions charged to earnings and reduced by loan charge-offs, net of recoveries. Loans are charged off in whole or in part when, in management's opinion, collectibility is not probable.

     While management uses available information to establish the allowance for possible loan losses, future additions to the allowance may be necessary if economic developments differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for possible loan losses. Such agencies may require the Bank to recognize additions to the allowance based on judgments different from those of management.

     On July 1, 1995, the Company adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure." These statements generally require all creditors to account for impaired loans, except those loans accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate or, alternatively, at the fair value of the loan's collateral. In addition, criteria for classification of a loan as in-substance foreclosure has been modified so that such classification need be made only when the lender is in possession of the collateral. These statements also require impairment of troubled debt restructurings to be measured using the pre-modification rate of interest. Adoption of these statements had no material impact on the Company's financial position or results of operations.

Premises and Equipment

Land is stated at cost. Bank buildings, improvements and equipment are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the respective assets on the straight-line method for buildings and improvements and on the straight-line and double-declining balance methods for equipment.

Real Estate Acquired by Foreclosure or Substantively Repossessed

Real estate acquired by foreclosure includes foreclosed properties where the Bank has actually received title. When there is indication that a borrower no longer has equity in property collateralizing a loan and it is doubtful that equity will be rebuilt in the foreseeable future, the property is considered to be repossessed in substance. Both in-substance foreclosures and real estate formally acquired in settlement of loans are recorded at the lower of the carrying value of the loan or the fair value of the property constructively or actually received minus costs to sell. Losses arising from the acquisition of such properties or from the writedowns to fair values of loans substantively repossessed are charged against the allowance for possible loan losses. Operating expenses and any subsequent provisions to reduce the carrying value to net fair value are charged to current period earnings. Gains upon disposition are reflected in earnings as realized. Realized losses are charged to an allowance for losses on real estate acquired by foreclosure.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Share

Earnings per share is based on the weighted average number of common and common stock equivalents outstanding during the period.

(2) Investment and Mortgage-Backed Securities

     The amortized cost and estimated market values of investment and mortgage-backed securities were as follows:

                                                  Available for Sale                            Held to Maturity
                                    ------------------------------------------------------------------------------------------
                                     Amortized  Unrealized  Unrealized   Fair    Amortized   Unrealized  Unrealized    Fair
(in Thousands)                         Cost       Gains       Losses     Value      Cost        Gains      Losses      Value
- ------------------------------------------------------------------------------------------------------------------------------
June 30, 1995:
Investment securities:
   U.S. Government and
      Agency obligations              $31,814      $364        $ 77     $32,101     $32,930       $146      $174      $32,902
   Other debt securities                   --        --          --          --       3,944         54        --        3,998
   Municipal investments                  987        --          --         987       2,750         --        --        2,750
   Marketable equity securities           182        87          40         229          --         --        --           --
                                      -------      ----        ----     -------     -------       ----      ----      -------
                                       32,983       451         117      33,317      39,624        200       174       39,650
                                      -------      ----        ----     -------     -------       ----      ----      -------
Mortgage-backed securities:
   FHLMC                                4,815        --          81       4,734      10,657         18       123       10,552
   FNMA                                11,951       251          --      12,202       2,006         20        --        2,026
   Other                                8,476        89          64       8,501       1,121          3         2        1,122
                                      -------      ----        ----     -------     -------       ----      ----      -------
                                       25,242       340         145      25,437      13,784         41       125       13,700
                                      -------      ----        ----     -------     -------       ----      ----      -------
Total investment securities           $58,225      $791        $262     $58,754     $53,408       $241      $299      $53,350
                                      =======      ====        ====     =======     =======       ====      ====      =======

                                                  Available for Sale                            Held to Maturity
                                    ------------------------------------------------------------------------------------------
                                     Amortized  Unrealized  Unrealized   Fair    Amortized   Unrealized  Unrealized    Fair
(in Thousands)                         Cost       Gains       Losses     Value      Cost        Gains      Losses      Value
- ------------------------------------------------------------------------------------------------------------------------------
June 30, 1994:
Investment securities:
   U.S. Government and
      Agency obligations              $36,135      $148        $343     $35,940     $16,931       $ --      $346      $16,585
   Other debt securities                1,000        --          --       1,000         977         --         9          968
   Marketable equity securities           127        72          44         155          --         --        --           --
                                      -------      ----        ----     -------     -------       ----      ----      -------
                                       37,262       220         387      37,095      17,908         --       355       17,553
                                      -------      ----        ----     -------     -------       ----      ----      -------
Mortgage-backed securities:
   FHLMC                               12,176        53         307      11,922      12,253         --       417       11,836
   FNMA                                14,116       135         148      14,103       2,448          5        88        2,365
   Other                                1,698        --          23       1,675       1,251         --         8        1,243
                                      -------      ----        ----     -------     -------       ----      ----      -------
                                       27,990       188         478      27,700      15,952          5       513       15,444
                                      -------      ----        ----     -------     -------       ----      ----      -------
Total investment securities           $65,252      $408        $865     $64,795     $33,860       $  5      $868      $32,997
                                      =======      ====        ====     =======     =======       ====      ====      =======

     As a member of the Federal Home Loan Bank (FHLB) of Boston, the Bank is required to invest in $100 par value stock of the FHLB of Boston in the amount of 1% of its outstanding loans secured by residential housing, or 1% of 30% of total assets, or 5% of its outstanding advances from the FHLB of Boston, whichever is higher. When such stock is redeemed, the Bank would receive from the FHLB of Boston an amount equal to the par value of the stock. As of June 30, 1995, the Bank was required to have an investment of at least $3,803,000.

     An analysis of realized gains and losses on investment and mortgage-backed securities and investments, available and held for sale, for the years ended June 30 is as follows:

                                                                1995                  1994                  1993
                                                        ---------------------------------------------------------------
                                                        Realized   Realized   Realized   Realized   Realized   Realized
                                                         Gains      Losses     Gains      Losses     Gains      Losses
                                                        ---------------------------------------------------------------
Debt securities                                          $ --       $ --       $ --       $ --       $ 85       $ --
Marketable equity securities                               --         --         --         --         --         --
Mortgage-backed securities                                 --         --         --         --         45         --
Investments, available and held for sale                  171         23        411         --        837         --
                                                         ----       ----       ----       ----       ----       ----
                                                         $171       $ 23       $411       $ --       $967       $ --
                                                         ====       ====       ====       ====       ====       ====

     Proceeds from sales of investment and mortgage-backed securities, including investments held for sale, during fiscal 1995, 1994 and 1993 amounted to $20,925,000, $11,407,000 and $19,812,000, respectively.

     The following table sets forth the maturity distribution of investment securities (excluding marketable equity securities) at June 30, 1995.

                                                   After One But       After Five But
                              Within One Year    Within Five Years    Within Ten Years     After Ten Years          Total
                             --------------------------------------------------------------------------------------------------
                             Amortized   Fair    Amortized   Fair    Amortized   Fair    Amortized   Fair    Amortized   Fair
(in Thousands)                 Cost      Value     Cost      Value     Cost      Value     Cost      Value     Cost      Value
- -------------------------------------------------------------------------------------------------------------------------------
Available for Sale:
 U.S. Government and
   Agency obligations         $ 2,001   $ 1,987   $23,818   $24,083   $ 5,995   $ 6,031   $    --   $    --   $31,814   $32,101
 Municipal investments            987       987        --        --        --        --        --        --       987       987
 Mortgage-backed
   securities                      --        --     2,898     2,858     3,815     3,735    18,529    18,844    25,242    25,437
                              -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Total investment
   securities                 $ 2,988   $ 2,974   $26,716   $26,941   $ 9,810   $ 9,766   $18,529   $18,844   $58,043   $58,525
                              =======   =======   =======   =======   =======   =======   =======   =======   =======   =======
Held to Maturity:
 U.S. Government and
   Agency obligations         $ 6,970   $ 6,982   $25,960   $25,919   $    --   $    --   $    --   $    --   $32,930   $32,901
 Other debt securities            996       998     2,948     3,001        --        --        --        --     3,944     3,999
 Municipal investments          2,750     2,750        --        --        --        --        --        --     2,750     2,750
 Mortgage-backed
   securities                      --        --    12,663    12,580        --        --     1,121     1,120    13,784    13,700
                              -------   -------   -------   -------   -------   -------   -------   -------   -------   -------
Total investment
   securities                 $10,716   $10,730   $41,571   $41,500   $    --   $    --   $ 1,121   $ 1,120   $53,408   $53,350
                              =======   =======   =======   =======   =======   =======   =======   =======   =======   =======

     Mortgage-backed securities are expected to have shorter average lives than their contractual maturities because borrowers may repay obligations without prepayment penalties. In a declining interest rate environment, prepayments on mortgage-backed securities are likely to accelerate. In a rising rate scenario, prepayments on mortgage-backed securities are likely to slow.

(3) Loans

The Bank's lending activities are concentrated primarily in central and southern New Hampshire. The Bank grants single family residential loans, commercial real estate loans, commercial loans, indirect automobile and recreational vehicle loans through dealers and a variety of other consumer loans. In addition, the Bank grants loans for the construction of residential homes and commercial real estate properties, and for the development of land. The ability and willingness of residential mortgage and consumer loan borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the borrower's geographic areas and real estate values. The ability and willingness of commercial real estate, construction loan and commercial borrowers to honor their repayment commitments is generally dependent on the health of the real estate economic sector in the borrower's geographic areas and the general economy.


At June 30, (in Thousands)                                    1995         1994
- -------------------------------------------------------------------------------
Mortgage loans:
   Residential                                            $ 67,643     $ 66,380
   Home equity                                              17,053       18,969
   Construction                                                489           --
   Commercial                                               53,716       40,078
                                                          --------     --------
                                                           138,901      125,427
   Deferred loan origination fees, net                        (353)        (142)
                                                          --------     --------
      Mortgage loans, net                                  138,548      125,285
                                                          --------     --------
Other loans:
   Indirect automobile and recreational vehicle            100,666       66,528
   Mobile home                                              11,976       13,702
   Other consumer                                            6,779        8,352
   Commercial                                               12,409        8,060
                                                          --------     --------
                                                           131,830       96,642
   Deferred loan origination costs                           1,083          182
                                                          --------     --------
      Other loans                                          132,913       96,824
                                                          --------     --------
      Total loans                                         $271,461     $222,109
                                                          ========     ========

     In the ordinary course of business, the Bank has granted loans to executive officers and directors, and their related interests, on substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions with unrelated borrowers. The aggregate amount of these loans at June 30, 1995 was $222,000. Activity in these loans during the year ended June 30, 1995 included loan additions of $45,000 and loan repayments of $13,000. The balance of these loans at June 30, 1994 was $190,000.

     The Company from time to time purchases automobile consumer finance contracts from an automobile dealership owned and operated by one of its Directors, subject to the Bank's credit approval, on terms comparable to those accorded other dealers. The Company purchased contracts amounting to $1,003,000 and $960,000, respectively, which were originated by this dealership during the fiscal years ended June 30, 1995 and 1994.

     Loans on nonaccrual at June 30, 1995 and 1994 totaled $1,730,000 and $730,000, respectively. At June 30, 1995 and 1994, there were no loans that were 90 days or more past due and still accruing. At June 30, 1995 there were no restructured loans classified as non-performing as compared to $174,000 at June 30, 1994. The Bank has no additional funding commitments to these borrowers. The reduction in interest income for the years ended June 30 associated with nonaccrual and restructured loans held at the end of such years is as follows:


(in Thousands)                                         1995      1994      1993
- -------------------------------------------------------------------------------
Income in accordance with original terms              $ 148     $  62     $ 258
Income recognized                                       (70)      (42)     (199)
                                                      -----     -----     -----
Foregone income                                       $  78     $  20     $  59
                                                      =====     =====     =====

     At June 30, 1995 and 1994, the principal balance of residential mortgage loans serviced by the Bank for others amounted to $351,512,000 and $160,994,000, respectively. At June 30, 1995, the principal balance of indirect automobile loans serviced by the Bank for others amounted to $11,536,000. The Bank did not service any indirect automobile loans for others during fiscal 1994.

     Following is an analysis of activity concerning loan servicing rights during the year ended June 30, 1995:

                                                                                    Originated           Purchased
                                                              Excess Loan         Mortgage Loan        Mortgage Loan
(in Thousands)                                              Servicing Rights     Servicing Rights     Servicing Rights
- ----------------------------------------------------------------------------------------------------------------------
Balance  at beginning of period                                $   --                $   --               $   --
Originations and acquisitions during the period                   138                   187                2,257
Amortization charged to service fee income                         (1)                   (8)                  --
                                                               ------                ------               ------
Balance at end of period                                          137                   179                2,257
Valuation allowance                                                --                    (9)                  --
                                                               ------                ------               ------
Carrying value at end of period                                $  137                $  170               $2,257
                                                               ======                ======               ======

     The June 30, 1995 carrying values of originated and purchased mortgage loan servicing rights are reasonable approximations of their fair value at that date.

     The risk characteristics of the underlying loans used to measure impairment of originated and purchased mortgage loan servicing rights include loan type, interest rate, loan origination date, term to maturity, and geographic location.

(4) Allowance for Possible Loan Losses


Year Ended June 30, (in Thousands)                     1995      1994      1993
- -------------------------------------------------------------------------------
Balance at beginning of year                         $3,351    $3,822    $3,958
Provision for possible loan losses                      475       625     2,150
Recoveries on loans previously charged off              466       612       378
                                                     ------    ------    ------
                                                      4,292     5,059     6,486
Less loans charged off                                1,322     1,708     2,664
                                                     ------    ------    ------
Balance at end of year                               $2,970    $3,351    $3,822
                                                     ======    ======    ======

(5) Premises and Equipment

The major categories of bank premises and equipment are as follows:

                                                                       Estimated
                                                                         Useful
                                                                        Life in
At June 30, (Dollars in Thousands)                 1995       1994       Years
- --------------------------------------------------------------------------------
Land                                             $ 1,014    $ 1,014
Buildings                                          7,178      6,861    15 to 40
Construction in process                              303        196
Furniture and equipment                            3,626      3,395     3 to 20
Furniture and equipment under capital leases         552        513        5
                                                 -------    -------
                                                  12,673     11,979
Less accumulated depreciation                      5,251      4,829
                                                 -------    -------
                                                 $ 7,422    $ 7,150
                                                 =======    =======

     Depreciation and amortization of Bank premises and equipment included in operating expenses for the years ended June 30, 1995, 1994 and 1993 was $751,000, $685,000 and $632,000, respectively.

     The Bank is obligated under various non-cancellable operating leases as well as the capital leases included above, some of which provide for periodic adjustments. At June 30, 1995, minimum lease payments for capital and operating leases were as follows:

                                                             Operating   Capital
(in Thousands)                                                Leases      Leases
- --------------------------------------------------------------------------------
Payable in
   1996                                                         $ 78       $129
   1997                                                           79        129
   1998                                                           69        105
   1999                                                           64         42
   2000                                                           57          4
   Later years                                                   380         --
                                                                ----       ----
Total minimum lease payments                                     727        409
Less amount representing interest                                 --         48
                                                                ----       ----
                                                                $727       $361
                                                                ====       ====

     Total operating lease expense for the years ended June 30, 1995, 1994 and 1993 amounted to $71,000, $18,000 and $11,000, respectively.

(6) Real Estate Acquired by Foreclosure or Substantively Repossessed



At June 30, (in Thousands)                                    1995         1994
- --------------------------------------------------------------------------------
Single family housing projects                               $   14         $ 85
Retail and office                                               247          234
Non-retail commercial                                            --           28
Residential                                                     873          489
                                                             ------         ----
                                                             $1,134         $836
                                                             ======         ====

Included in the above are properties considered to be repossessed in substance totaling $215,000 and $172,000 at June 30, 1995 and 1994, respectively.

     The above summary excludes $277,000 and $204,000 of repossessed mobile homes and $91,000 and $38,000 of repossessed automobiles for the years ended June 30, 1995 and 1994, respectively, which are included in other assets in the accompanying balance sheets.

     An analysis of real estate acquired by foreclosure or substantively repossessed for the years ended June 30 is as follows:


(in Thousands)                                                 1995       1994
- -------------------------------------------------------------------------------
Balance at beginning of year                                  $  836    $ 2,568
   Foreclosures and properties substantively repossessed       1,231        542
   Sales proceeds                                               (984)    (2,404)
   Gains on sales, net                                            27        130
   Recoveries subsequent to foreclosure, net                      24         --
                                                              ------    -------
Balance at end of year                                        $1,134    $   836
                                                              ======    =======

     An analysis of foreclosed property expense for the years ended June 30, is as follows:


(in Thousands)                                         1995      1994      1993
- --------------------------------------------------------------------------------
Foreclosure and holding costs, net                      $197     $ 197    $  552
Recoveries and loss provisions during the year, net      (24)       --     1,029
(Gains) losses on sales, net                             (27)     (130)      294
                                                        ----     -----    ------
                                                        $146     $  67    $1,875
                                                        ====     =====    ======

(7) Deposits


At June 30, (in Thousands)                                  1995          1994
- --------------------------------------------------------------------------------
Non-interest bearing demand deposits                      $ 16,420      $ 15,067
                                                          --------      --------
Savings deposits:
   Savings, club and escrow accounts                        81,656        97,794
   Interest-bearing NOW accounts                            24,124        20,675
   Money market accounts                                     9,394        13,408
                                                          --------      --------
      Total savings deposits                               115,174       131,877
                                                          --------      --------
   Time certificates of deposit                            176,962       145,981
                                                          --------      --------
      Total deposits                                      $308,556      $292,925
                                                          ========      ========

At June 30, 1995 and 1994, time certificate of deposit accounts with balances of $100,000 or more amounted to $19,010,000 and $13,741,000, respectively.

     The average annual interest rates on time certificates of deposit outstanding at June 30, 1995 by periods to maturity are summarized as follows:

                                                                        Weighted
                                                                        Average
Years Ended June 30, (Dollars in Thousands)                  Amount       Rate
- --------------------------------------------------------------------------------
   1996                                                    $103,134       5.25%
   1997                                                      41,134       5.88
   1998                                                      26,853       6.06
   1999 and beyond                                            5,841       6.49
                                                           --------
                                                           $176,962       5.56
                                                           ========

     At June 30, 1995 and 1994, time certificates of deposit issued at rates which may be adjusted periodically during the term of the certificate amounted to $33,098,000 and $40,806,000 respectively.

(8) Securities Sold Under Agreements to Repurchase

                                                                                       Maximum
                                                                 Daily Average       Outstanding
                                         End of Year              During Year           at any
(Dollars in Thousands)              Balance        Rate      Balance        Rate      Month-end
- ------------------------------------------------------------------------------------------------
June 30, 1995                       $6,348         5.82%     $1,161         5.94%       $6,348

Repurchase agreements outstanding at June 30, 1995 carried maturity dates of three months or less. U.S. Government and Agency securities with a book value of $6,949,000 and a fair value of $6,916,000 were pledged as collateral and held by custodians to secure the agreements at June 30, 1995. The Company had no repurchase agreement activity during the fiscal years ended June 30, 1994 and 1993.

(9) Other Borrowed Funds


At June 30, (Dollars in Thousands)                                            1995          1994
- -------------------------------------------------------------------------------------------------
Advances from the Federal Home Loan Bank of Boston                          $76,050       $23,072
Capitalized leases                                                              361           419
Note payable due in monthly installments including interest at 7%                 9            16
                                                                            -------       -------
                                                                            $76,420       $23,507
                                                                            =======       =======

At June 30, 1995, mortgage loans on residential property of approximately $72,000,000, investment securities of $33,000,000 and all stock in the Federal Home Loan Bank of Boston are pledged as collateral to secure the above advances and a line of credit with the Federal Home Loan Bank of Boston of $8,000,000. The average annual interest rates on advances from the Federal Home Loan Bank of Boston outstanding at June 30, 1995 by periods to maturity are summarized as follows:

                                                                        Weighted
                                                                        Average
Years Ended June 30, (Dollars in Thousands)                  Amount       Rate
- --------------------------------------------------------------------------------
   1996                                                     $30,500       6.14%
   1997                                                      45,000       6.13
   2000                                                          75       8.13
   2004                                                         475       7.38
                                                            -------
                                                            $76,050       6.14
                                                            =======

     The daily average outstanding balance of other borrowed funds (with a maximum month-end balance of $76,420,000, $23,072,000 and $12,999,000 during the years ended June 30, 1995, 1994 and 1993, respectively) were $45,848,000, $8,955,000 and $7,865,000 during the years ended June 30, 1995, 1994 and 1993 with a weighted average interest rate of 5.86%, 4.92% and 5.73%, respectively.

(10) Stockholders' Equity

Federal regulations prohibit banking companies from paying dividends on their stock if the effect would cause stockholders' equity to be reduced below applicable regulatory capital requirements or if such declaration and payment would otherwise violate regulatory requirements. At June 30, 1995, the Company and the Bank were in compliance with all regulatory capital requirements.

     On October 17, 1989, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock. The distribution was payable on November 15, 1989 to the stockholders of record on October 31, 1989. Such Rights only become exercisable upon the earliest to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding Common Shares, or (ii) 10 days following the commencement of a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person of 25% or more of such outstanding Common Shares, or (iii) the declaration by the Board of Directors that any person is an "Adverse Person" (the earliest of such dates being called the "Distribution Date"). Each Right entitles the registered holder to purchase from the Company one one-hundredth of one share (a "Unit") of Series A Preferred Stock, $1.00 par value, at a price of $40 per Unit, subject to adjustment. If the Company is acquired in a merger or other business combination transaction or more than 50% of its assets or earning power are sold, the Rights entitle holders to acquire common stock of the Acquiring Person having a value twice the exercise price of the Rights. The Rights may be redeemed in whole, but not in part, at a price of $.01 per Right at any time prior to the Distribution Date. The Rights will expire on October 30, 1999.

(11) Income Taxes

At June 30, 1995 and 1994, the Company's accrued Federal income tax payable was $140,000 and $81,000, respectively.

     During fiscal 1993, the Company was subject to an annual franchise tax imposed by the State of New Hampshire at the rate of 1% of the total amount of interest paid on its deposits each year. The Company was also subject to an additional franchise tax in an amount equal to 1% of its outstanding capital stock account. This additional franchise tax could be utilized as a credit against the franchise tax imposed on interest paid on deposits. The Company was also subject to a state business profits tax equal to 8% of taxable income, net of permissible deductions under New Hampshire law for interest earned on United States Government securities and a tax credit for franchise taxes paid.

     On July 1, 1993, the State of New Hampshire modified many of its corporate income tax laws. These changes resulted in the Company being subject to a state business profits tax equal to 7.5% for fiscal year 1994 and 7.0% for years thereafter. In addition, the Company is no longer subject to an annual franchise tax but instead is subject to a business enterprise tax. This tax is imposed at the rate of 0.25% of the sum of the Company's interest expense, compensation expense and dividends paid. This additional enterprise tax may be utilized as a credit against the business profits tax. No provision for state income taxes is reflected in the Company's consolidated statements of income for the years ended June 30, 1995, 1994 and 1993 because the amount of annual business enterprise tax or franchise tax exceeded the Company's liability under the business profits tax law.

     The difference between the total expected income tax expense computed by applying the federal income tax rate of 34% to income before income taxes and the reported income tax expense is as follows:


Years Ended June 30, (In Thousands)                                                       1995            1994            1993
- -------------------------------------------------------------------------------------------------------------------------------
Computed "expected" federal income tax expense at statutory rate                         $1,645          $1,342          $ 755
Increase (decrease) resulting from:
   State taxes (net of federal benefit, before change in valuation reserve)                  75              54            (12)
   Dividend received deduction                                                               (6)            (21)            (2)
   Change in valuation reserve                                                             (150)           (510)          (742)
   Other                                                                                    (13)             (7)             1
                                                                                         ------          ------          -----
                                                                                         $1,551          $  858          $  --
                                                                                         ======          ======          =====

Years Ended June 30, (In Thousands)                                                        1995            1994           1993
- ------------------------------------------------------------------------------------------------------------------------------
Current tax expense:
   Federal                                                                               $1,424          $  922          $ 441
   State                                                                                     --              --             --
                                                                                         ------          ------          -----
                                                                                          1,424             922            441
                                                                                         ------          ------          -----
Deferred tax expense (benefit):
   Federal                                                                                  162             365            319
   State                                                                                    115              81            (18)
   Change in valuation reserve                                                             (150)           (510)          (742)
                                                                                         ------          ------          -----
                                                                                            127             (64)          (441)
                                                                                         ------          ------          -----
                                                                                         $1,551          $  858          $  --
                                                                                         ======          ======          =====

(11) Income Taxes Continued

     The tax effects of temporary differences (the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases) that give rise to significant portions of the deferred tax asset and deferred tax liability are as follows:


June 30, (in Thousands)                                            1995           1994
- ---------------------------------------------------------------------------------------
Deferred tax asset:
   Allowance for possible loan losses                             $  922         $  919
   Deferred loan fees                                                156             67
   Valuation allowance on repossessed assets                          22             32
   State net operating loss carryforward                              20             73
   Unrealized loss on securities available for sale                   --            161
   Pension                                                            37             27
   Other                                                              19             10
                                                                  ------         ------
Gross deferred tax asset                                           1,176          1,289
Valuation reserve                                                   (136)          (286)
                                                                  ------         ------
                                                                   1,040          1,003
                                                                  ------         ------
Deferred tax liability:
   Valuation allowance on loans held for sale                         --             38
   Pension                                                            77            115
   Depreciation                                                      156            101
   Deferred loan costs                                               425             78
   Unrealized gain on securities available for sale                  206             --
   Other                                                               4              5
                                                                  ------         ------
                                                                     868            337
                                                                  ------         ------
Deferred income tax asset, net                                    $  172         $  666
                                                                  ======         ======

     Retained earnings include approximately $3,720,000 of bad debt reserves for Federal income tax purposes which may be subject to tax if not used to absorb loan losses. Related deferred taxes on such reserves of approximately $1,210,000 have not been provided because it is not expected that such reserves will be utilized for other than loan losses.

     The realization of the net deferred tax asset may be based on utilization of carrybacks to prior taxable periods, anticipation of future taxable income and the utilization of tax planning strategies. Management has determined that it is more likely than not that the net deferred tax asset can be realized by carrybacks to federal taxable income in the three-year carryback period and by expected future taxable income. The valuation reserve primarily relates to certain state tax temporary differences.

(12) Employee Benefits

Stock Option Plans

In 1985, 1988 and 1992 the stockholders of the Company approved stock option plans for the benefit of certain officers and other employees. Outside directors may elect to receive options under the 1992 plan in lieu of a portion of director fees. The total number of shares covered by the plans is 240,000. Employee options granted under the plans vest over four years at 25% per year. Options are granted at not less than the fair market value of the shares at the date of the grant, and expire ten years from the date of the grant. Activity in the plans during the years ended June 30 is summarized as follows:

                                                      1995                     1994                      1993
- ----------------------------------------------------------------------------------------------------------------------
                                                           Weighted                 Weighted                  Weighted
                                               Number      Average        Number     Average       Number      Average
                                                 of         Option          of       Option          of        Option
                                               Shares       Price         Shares      Price        Shares       Price
- ----------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year              130,505      $ 7.33        157,880     $ 6.92       146,130      $ 6.57
Granted                                         2,233       15.42          1,000       9.00        35,000        5.40
Cancelled                                      (3,000)      11.38           (375)      2.83        (1,000)       2.25
Exercised                                     (32,161)       4.71        (28,000)      5.09       (22,250)       2.34
                                              -------                    -------                  -------
Outstanding at end of year                     97,577        8.26        130,505       7.33       157,880        6.92
                                              =======                    =======                  =======

Stock Purchase Plan

Under the Stock Purchase Plan approved by the Company's stockholders, participating employees may purchase shares through accumulated payroll deductions. During the years ended June 30, 1995, 1994 and 1993, 2,029, 3,412 and 4,207 shares were purchased at $11.375, $8.125 and $2.75 per share, respectively. At June 30, 1995, 40,352 shares were available for issuance under the Plan.

Employee Stock Ownership Plan

In May of 1986, the Company adopted an Employee Stock Ownership Plan ("ESOP"). The Plan is designed to provide retirement benefits for eligible employees of the Bank. Because the Plan invests primarily in the stock of the Company, it will also give eligible employees an opportunity to acquire an ownership interest in the Company. Employees are eligible to participate in the Plan after reaching age twenty-one, completing one year of service and working at least one thousand hours of consecutive service during the previous year. Contributions are allocated to eligible participants on the basis of compensation and years of credited service.

     During May 1986, the Company issued a total of 59,775 shares under the ESOP at a total purchase price of $975,000. The purchase was made from the proceeds of a $975,000 loan from an unrelated third party lender bearing interest at a rate of 75% of floating prime. Repayment of the loan is secured by contributions the Bank is obliged to make under a contribution agreement with the ESOP. In 1988, the ESOP purchased 24,696 additional shares at an average price of $11.80 per share which was funded by additional borrowings of approximately $291,000 under the same loan agreement. In 1991, the ESOP purchased 20,000 additional shares at an average price of $4.81 per share funded by available cash in the ESOP. In 1995, 1994 and 1993, the Bank made contributions to the ESOP totaling $167,000, $179,000 and $187,000, respectively, to enable the ESOP to make principal and interest payments on the loan. The amount contributed was charged to salary and employee benefit expenses. The balance of the loan will be repaid over a period of approximately one year with funds from the Bank's future contributions to the ESOP and the earnings on the ESOP's assets.

     Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal balance of the loan is repaid. Dividends on released shares are credited to the participants' ESOP accounts. Dividends on unreleased shares may be allocated to participants or applied towards payment of the loan.

     At June 30, 1995, the shares held by the ESOP amounted to 90,094 of which 75,691 were released and allocated to participants of the ESOP. Shares held in suspense at June 30, 1995, to be released annually as the loan is paid down, amounted to 14,403. Dividends on ESOP shares are charged to retained earnings and all ESOP shares are considered outstanding in determining earnings per share.

(12) Employee Benefits Continued

Pension Plan

The Bank provides a noncontributory pension plan for its employees. The funded status of the plan as of June 30 is as follows:


(in Thousands)                                                                              1995         1994         1993
- ---------------------------------------------------------------------------------------------------------------------------
Vested benefits                                                                            $1,663       $1,397       $1,290
Nonvested benefits                                                                             46           39           88
                                                                                           ------       ------       ------
   Accumulated benefit obligation                                                           1,709        1,436        1,378
Additional benefits related to future compensation levels                                     602          564          766
                                                                                           ------       ------       ------
   Projected benefit obligation                                                             2,311        2,000        2,144
Plan assets at fair value invested primarily in equity and fixed-income securities          3,390        3,117        3,178
                                                                                           ------       ------       ------
Plan assets in excess of projected benefit obligation                                       1,079        1,117        1,034
Unrecognized transition asset                                                                (781)        (850)        (919)
Unrecognized experience (gain) loss                                                          (113)          29          191
                                                                                           ------       ------       ------
Prepaid pension cost included in other assets                                              $  185       $  296       $  306
                                                                                           ======       ======       ======

     The weighted average discount rate and rate of increase in future compensation levels used in calculating the actuarial present value of the projected benefit obligations shown above were 8.0% and 6.0%, respectively. For all periods presented, the expected long-term rate of return on assets was 8.0%.

     Net pension expense for the years ended June 30 includes the following components:


(in Thousands)                                                  1995         1994         1993
- ----------------------------------------------------------------------------------------------
Service cost--benefits earned                                  $ 258        $ 211        $ 176
Interest cost on projected benefit obligation                    155          129          167
Actual return on plan assets                                    (127)         (25)        (121)
Net amortization and deferral                                   (186)        (305)        (198)
                                                               -----        -----        -----
Net pension expense                                            $ 100        $  10        $  24
                                                               =====        =====        =====

401(K) Savings Plan

     On July 1, 1994, the Bank established a 401(k) Savings Plan covering all employees who have reached the age of twenty-one, completed one year of service and worked at least one thousand hours during the previous year. Participants may contribute from 1% to 10% of their pre-tax compensation. The Bank makes quarterly matching contributions equal to 33% of the participants' contributions up to 6% of their pre-tax compensation. Employer matching contributions vest at 25% per year. Expense under the Plan amounted to $53,000 during the fiscal year ended June 30, 1995.

Employee Agreements

The Bank has a supplemental retirement agreement for its chief executive officer. This plan provides retirement benefits designed to supplement benefits available through the Bank's retirement plan for employees. Total expense for these benefits amounted to $26,000, $17,000 and $13,000 in 1995, 1994 and 1993,
respectively.

     The Bank has entered into employment agreements with its senior officers (10 individuals) which provide for a lump sum payment under certain circumstances to the officer amounting to that officer's annual compensation for a period of three years in the case of the chief executive officer, two years in the case of the executive vice president and senior vice president (2 individuals) and one year in the case of each other officer, after the officer's termination, if such termination follows a "change of control" as defined in the agreements.

Incentive Compensation Plans

The Company has two incentive compensation plans designed to provide an annual incentive to improve financial performance, under which annual incentive awards are paid if the Company achieves specified objectives. All personnel employed at the beginning of the fiscal year are eligible to participate in the General Profit Sharing Plan. Certain members of senior management are eligible to participate in the Management Incentive Plan. The Board of Directors may provide these incentive awards in the form of cash or stock, or in the case of the General Profit Sharing Plan, a contribution to the Company's 401(k) Plan. Based on financial results achieved during the past three fiscal years, the Company paid total cash incentive awards, as defined in the two plans, of $96,000, $111,000 and $29,000, respectively, for the fiscals years ended June 30, 1995, 1994 and 1993.

(13) Financial Instruments with Off-Balance Sheet Risk and Other Commitments and Contingencies

The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include unused lines of credit, unadvanced portions of construction loans, commitments to originate loans, and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

     The Bank's exposure to credit loss in the event of nonperformance by the other party to its financial instruments (for unused lines of credit, loan commitments and standby letters of credit) is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower.

     Financial instruments with off-balance sheet risk at June 30, 1995 and 1994 are as follows:


(in Thousands)                                                    1995         1994
- ------------------------------------------------------------------------------------
Unused home equity lines of credit                              $14,898      $18,008
Unused commercial lines of credit                                 4,016        3,023
Unadvanced portions of construction loans                           325           --
Commitments to originate residential mortgage loans               4,094        5,192
Commitments to originate commercial, construction
   and commercial real estate loans                               8,340        7,373
Standby letters of credit                                           416           72
Unused consumer overdraft protection credit                         652          620
Commitments to sell residential mortgage loans                    7,589        5,494
Best efforts commitment to sell automobile loans                 48,000           --
Loans sold with credit enhancement                                9,777           --

     Commitments to originate loans, unused lines of credit and unadvanced portions of construction loans are agreements to lend to a customer provided there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     Commitments to sell residential mortgage loans for a fixed price are generally entered into between the date lending commitments are issued to borrowers and the date the loans are sold into the secondary market. Risks arise from the possible inability of counter-parties to meet the terms of commitments and movement in interest rates and related prices.

     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

     In June of 1995, the Company sold $9,777,000 of automobile loans with credit enhancement that obligates the Bank to assume a certain portion of credit losses should they occur. The Bank has accrued $51,000 to absorb such possible losses. The Bank has an agreement to sell up to an additional $48,000,000 of new loan production to the same buyer on a best efforts basis.

     The Bank is required to maintain a portion of its cash and due from banks as a reserve balance under the Federal Reserve Act. Such reserve is calculated based upon deposit levels and amounted to $1,000,000 at June 30, 1995.

     The Company is involved in various legal proceedings in the normal course of business, none of which is believed by management to be material to the financial condition of the Company.

(14) Fair Values of Financial Instruments

The estimates of fair value of financial instruments are based on information available at June 30, 1995 and June 30, 1994, and are not indicative of the fair market value of those instruments at the date this report is published. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular class of financial instruments. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include loans serviced for others, premises and equipment and foreclosed real estate. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

(14) Fair Values of Financial Instruments Continued

     The following methods and assumptions were used by the Bank in estimating fair values of its financial instruments:

     Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

     Securities available for sale, securities held to maturity, and mortgage loans held for sale: Fair values for these instruments are based on market prices, where available. If quoted market prices are not available, fair values are based on market prices of comparable instruments.

     FHLB stock: The carrying amount reported in the balance sheet for Federal Home Loan Bank ("FHLB") stock approximates fair value. If redeemed, the Bank will receive an amount equal to the par value of the stock.

     Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair value of other loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value of nonaccrual loans was estimated using the estimated fair values of the underlying collateral. The carrying amount of accrued interest approximates fair value.

     Loan servicing rights: The carrying values of loan servicing rights are reasonable approximations of their fair value at that date.

     Deposits and other borrowed funds: The fair values of non-interest bearing demand and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for time certificates of deposit and borrowed funds are estimated using a discounted cash flow technique that applies interest rates currently being offered to a schedule of aggregated expected monthly maturities on time deposits and other borrowed funds.

     Repurchase agreements: Due to the short term nature of repurchase agreements, carrying value is a reasonable estimation of fair value.

     Liability relating to ESOP: The carrying amount reported in the balance sheet approximates the liability relating to the ESOP's fair value. The liability reprices quarterly.

     Off-balance sheet instruments: The fair value of commitments to extend credit was based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of the commitments to sell residential mortgage loans was based on the cost to terminate such commitments.

                                                                  June 30, 1995                June 30, 1994
                                                             ----------------------------------------------------
                                                                          Estimated                     Estimated
                                                             Carrying       Fair          Carrying        Fair
(in Thousands)                                                Amount        Value          Amount         Value
- -----------------------------------------------------------------------------------------------------------------
Financial assets:
   Cash and cash equivalents                                 $ 19,097      $ 19,097       $  8,012      $  8,012
   Securities available for sale                               58,754        58,754         64,795        64,795
   Securities held to maturity                                 53,408        53,350         33,860        32,997
   Federal Home Loan Bank stock                                 3,803         3,803          1,860         1,860
   Mortgage loans held for sale                                 4,392         4,508          4,942         4,963
   Loans, net                                                 268,491       267,180        218,758       220,434
   Accrued interest receivable                                  3,100         3,100          2,526         2,526
   Loan servicing rights                                        2,564         2,564             --            --
Financial liabilities:
   Non-interest bearing demand deposits                      $ 16,420      $ 16,420       $ 15,067      $ 15,067
   Savings deposits                                           115,174       115,174        131,877       131,877
   Time certificates of deposit                               176,962       177,119        145,981       146,382
   Repurchase agreements                                        6,348         6,348             --            --
   Other borrowed funds                                        76,420        76,449         23,507        23,385
   Liability related to ESOP                                      197           197            355           355
   Accrued interest payable                                     1,177         1,177            693           693
   Credit enhancement liability                                    51            51             --            --
Off-balance sheet instruments:
   Commitments to extend credit                              $     --      $     94       $     --      $    168
   Commitments to sell loans                                       --             1             --             3

(15) Condensed Parent Company Financial Information

Condensed financial statements of Community Bankshares, Inc. (the "Parent Company") as of June 30, 1995 and 1994 and for the years ended June 30, 1995, 1994 and 1993 follow:

Community Bankshares, Inc. Condensed Balance Sheets


June 30, (Dollars in Thousands Except Share Data)                                             1995             1994
- --------------------------------------------------------------------------------------------------------------------
Assets
Cash                                                                                        $ 1,601          $ 2,048
Securities available for sale--amortized cost $80 in 1995
   and $25 in 1994                                                                               97               35
Investment in subsidiary, at equity                                                          27,841           24,860
Other assets                                                                                     95               84
                                                                                            -------          -------
   Total assets                                                                             $29,634          $27,027
                                                                                            =======          =======
Liabilities and Stockholders' Equity
Liabilities:
   Liability relating to ESOP                                                               $   197          $   355
   Other liabilities                                                                             39               47
                                                                                            -------          -------
      Total liabilities                                                                         236              402
Stockholders' equity:
   Preferred stock, $1.00 par value per share; 1,000,000
      shares authorized, none issued                                                             --               --
   Common stock, $1.00 par value per share; 3,000,000 shares authorized;
      issued and outstanding, 1,747,032 shares in 1995 and 1,743,532 in 1994                  1,747            1,744
   Additional paid-in capital                                                                17,146           17,343
   Retained earnings                                                                         10,567            8,155
                                                                                            -------          -------
                                                                                             29,460           27,242
   Unrealized net gains (losses) on securities available for sale, net                          328             (262)
   Unearned compensation--ESOP                                                                 (197)            (355)
   Treasury stock--11,810 shares at cost                                                       (193)              --
                                                                                            -------          -------
      Total stockholders' equity                                                             29,398           26,625
                                                                                            -------          -------
      Total liabilities and stockholders' equity                                            $29,634          $27,027
                                                                                            =======          =======

(15) Condensed Parent Company Financial Information Continued

Community Bankshares, Inc. Condensed Statements of Income


Years Ended June 30, (in Thousands)                               1995          1994          1993
- ---------------------------------------------------------------------------------------------------
Revenues:
   Interest and dividend income                                  $   61        $   54        $   64
   Dividends from subsidiary                                        891           330            --
   Management fees from subsidiary                                  131           145           110
   Equity in undistributed income of subsidiary                   2,396         2,760         2,221
                                                                 ------        ------        ------
      Total revenues                                              3,479         3,289         2,395
Operating expenses                                                  192           199           174
                                                                 ------        ------        ------
      Net income                                                 $3,287        $3,090        $2,221
                                                                 ======        ======        ======

The Parent Company's statements of changes in stockholders' equity are identical to the consolidated statements of changes in stockholders' equity and therefore are not reprinted here.

Community Bankshares, Inc. Condensed Statements of Cash Flows


Years Ended June 30, (in Thousands)                                             1995          1994          1993
- -----------------------------------------------------------------------------------------------------------------
Cash flows from operations:
   Net income                                                                 $ 3,287       $ 3,090       $ 2,221
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
         Equity in undistributed income of subsidiary                          (2,396)       (2,760)       (2,221)
         (Increase) decrease in other assets                                       68           (33)           (4)
         Increase (decrease) in other liabilities                                  (8)           34           (17)
                                                                              -------       -------       -------
            Net cash provided by (used in) operating activities                   951           331           (21)
                                                                              -------       -------       -------
Cash flows from investing activities:
   Purchases of investment securities                                             (55)           --           (17)
                                                                              -------       -------       -------
            Net cash used in investing activities                                 (55)           --           (17)
                                                                              -------       -------       -------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                         175           171            65
   Purchase of treasury stock                                                    (627)           --            --
   Dividends paid on common stock                                                (891)         (416)           --
                                                                              -------       -------       -------
            Net cash provided by (used in) financing activities                (1,343)         (245)           65
                                                                              -------       -------       -------
Net increase (decrease) in cash                                                  (447)           86            27
Cash at beginning of year                                                       2,048         1,962         1,935
                                                                              -------       -------       -------
Cash at end of year                                                           $ 1,601       $ 2,048       $ 1,962
                                                                              =======       =======       =======

(16) Quarterly Results of Operations (Unaudited)

                                                                                        Quarter Ended
                                                                    --------------------------------------------------
                                                                    September       December       March         June
(in Thousands Except Share Data)                                        30             31            31           30
- ----------------------------------------------------------------------------------------------------------------------
Fiscal 1995
Interest and dividend income                                         $ 6,304        $ 6,700       $ 7,357      $ 7,880
Interest expense                                                       2,957          3,223         3,756        4,308
                                                                     -------        -------       -------      -------
   Net interest and dividend income                                    3,347          3,477         3,601        3,572
Provision for possible loan losses                                       100            100           125          150
                                                                     -------        -------       -------      -------
   Net interest and dividend income after provision
     for possible loan losses                                          3,247          3,377         3,476        3,422
Non-interest income                                                      512            427           484          613
Non-interest expense                                                  (2,583)        (2,707)       (2,689)      (2,741)
                                                                     -------        -------       -------      -------
   Income before income taxes                                          1,176          1,097         1,271        1,294
Income taxes                                                             379            349           407          416
                                                                     -------        -------       -------      -------
   Net income                                                        $   797        $   748       $   864      $   878
                                                                     =======        =======       =======      =======
Earnings per common and common equivalent share                      $   .45        $   .42       $   .48      $   .49
                                                                     =======        =======       =======      =======

Fiscal 1994
Interest and dividend income                                         $ 5,815        $ 5,765       $ 5,682      $ 5,956
Interest expense                                                       2,748          2,672         2,612        2,704
                                                                     -------        -------       -------      -------
   Net interest and dividend income                                    3,067          3,093         3,070        3,252
Provision for possible loan losses                                       400             75            75           75
                                                                     -------        -------       -------      -------
   Net interest and dividend income after provision
      for possible loan losses                                         2,667          3,018         2,995        3,177
Non-interest income                                                      848            584           622          504
Non-interest expense                                                  (2,586)        (2,594)       (2,610)      (2,677)
                                                                     -------        -------       -------      -------
   Income before income taxes                                            929          1,008         1,007        1,004
Income taxes                                                             218            229           232          179
                                                                     -------        -------       -------      -------
   Net income                                                        $   711        $   779       $   775      $   825
                                                                     =======        =======       =======      =======
Earnings per common and common equivalent share                      $   .40        $   .44       $   .43      $   .46
                                                                     =======        =======       =======      =======

Aggregate quarterly earnings per share may not equal earnings per share for the full year due to rounding.

     As indicated in Note 1, the Company adopted SFAS No. 122 effective July 1, 1994 with the effect of increasing gains on sale of loans by approximately $170,000 for fiscal 1995. In so doing, the Company has herein revised the previously reported quarterly operating results for the first three quarters of fiscal 1995. As a result of such revisions, gains on sale of loans, net income, and earnings per common and common equivalent share were increased as follows:

                                                                     Gains on         Net       Earnings
Fiscal 1995 Quarter Ended (in Thousands Except Share Data)         Sale of Loans     Income     per Share
- ---------------------------------------------------------------------------------------------------------
   September 30, 1994                                                  $58            $39        $0.02
   December 31, 1994                                                    46             31         0.02
   March 31, 1995                                                       47             32         0.02

(17) Subsequent Event--Acquisition Agreement

On August 29, 1995, the Company entered into a definitive merger agreement to acquire Centerpoint Bank by exchanging 1.073 of the Company's common shares for each Centerpoint common share outstanding. At that time, Centerpoint Bank had 590,349 common shares outstanding. In addition, options outstanding under Centerpoint's employee stock option plan will convert into options to purchase common shares of the Company. The merger, anticipated to be accounted for as a pooling-of-interests, is subject to stockholder and regulatory approval. At June 30, 1995, Centerpoint had $81,000,000 (unaudited) in total assets, $65,000,000 (unaudited) in total deposits and $6,000,000 (unaudited) in stockholders' equity.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     (a) Directors


Name                                 Age     Director Since     Expiration of Term*       Other Offices Held
- ---------------------------------------------------------------------------------------------------------------
Thomas M. Hardiman                    65         1985           1996 Annual Meeting      Chairman of the Board
John N. Buxton                        48         1992           1997 Annual Meeting               --
Douglas Crichfield                    52         1990           1997 Annual Meeting          President and
                                                                                        Chief Executive Officer
William S. Fenollosa                  55         1985           1996 Annual Meeting               --
Oliver R. Fifield                     68         1985           1996 Annual Meeting               --
Robert A. Hill                        47         1992           1997 Annual Meeting               --
Russell A. Holden                     70         1986           1995 Annual Meeting               --
Lucia P. Kittredge                    47         1986           1995 Annual Meeting               --
Seth A. Resnicoff                     58         1986           1995 Annual Meeting               --
Eleanor H. Stark                      61         1985           1997 Annual Meeting               --
James R. Stewart                      56         1985           1996 Annual Meeting               --
Katherine F. Tsouros                  57         1985           1995 Annual Meeting               --

*In all cases directors are elected to serve for three year terms and until their successors are elected and qualify.

     (b) Executive Officers


Name                       Age                             Offices Held                           Date of Election to Such Office
- ---------------------------------------------------------------------------------------------------------------------------------
Douglas Crichfield          52                 President and Chief Executive Officer                           1990
                                                    of the Company and the Bank
Paul M. Ferguson            42         Vice President--Credit Administration of the Company;                   1995
                                               Executive Vice President of the Bank
Gerald R. Emery             49         Treasurer and Chief Financial Officer of the Company;                   1990
                                     Senior Vice President--Finance and Operations of the Bank
Richard E. Kamp             46             Vice President and Secretary of the Company;                        1990
                                            Vice President--Communications of the Bank                         1995

     (c) Identification of certain significant employees: Not applicable

     (d) Family relationships: None

     (e) Business experience

     Thomas M. Hardiman has been a Director or Trustee of the Bank and its predecessor since 1968. He was a Consultant to Chubb Securities Corporation from 1987 through 1989, a Senior Vice President of Chubb Securities Corporation from 1982 to 1987, and Vice President of Chubb Life Insurance Company from 1980 to 1981. He served as Vice President and Treasurer of United Life and Accident Insurance Co., from 1965 to 1980. He is a Director of Concord Electric Co., a subsidiary of UNITIL Corp.

     John N. Buxton has been Vice Rector for Administration, St. Paul's School, Concord, New Hampshire, from 1984 to the present, with responsibility for operations and administrative functions. He is a member of trustee committees on investments, risk management, pensions and benefits, and buildings and grounds.

     Douglas Crichfield has been a Director, President and Chief Executive Officer of the Company and the Bank since 1990. Previously, he served as Executive Vice President and Treasurer of the Bank and Treasurer and Chief Financial Officer of the Company from 1988 to 1990. He was Vice President of Corporate Finance at the Bank of New England Corporation from 1986 to 1988, and held various positions, including Senior Vice President, Treasurer and Trust Officer of Hancock Bank and Trust Co. from 1976 to 1986.

     William S. Fenollosa has served as a Director or Trustee of the Bank and its predecessor since 1980. He has been President and owner of Granite State Volkswagen, Inc., an automobile sales and service dealership in Concord, New Hampshire, since 1967.

     Oliver R. Fifield has served as a Director or Trustee of the Bank and its predecessor since 1972. He was President of Northeast Consolidated Services, Inc., a corporation providing various administrative office support to The New Hampshire and Vermont Blue Cross Blue Shield corporations from 1981 until his retirement in 1985, and President of Northeast Equity Corp., a business equipment leasing corporation owned by Blue Cross Blue Shield, from 1983 to 1985.

     Robert A. Hill has been President and Chief Operating Officer of Capitol Plumbing and Heating Supply Co., Inc., a distributor of plumbing and heating products, from 1985 to the present, with experience in management, sales, and credit and collections over a 15 year period.

     Russell A. Holden served as President of Granite State Electric Co. from 1973 to 1990. He was Vice President of New England Power Company from 1967 to 1990, Chairman and Director of New England Electric Transmission Corporation from 1981 to 1991, and Chairman and Director of New England Hydro Transmission Corporation from 1981 to 1991 (all subsidiaries of the New England Electric System). He is a Director of Concord General Mutual Insurance Co., Green Mountain Insurance Co. and Vermont Accident Insurance Co.

     Lucia P. Kittredge has been a principal of Kapala Kittredge Associates, Inc., an environmental and land use planning firm, from 1989 to the present. She was President of Matarazzo Design, Inc., a design firm of landscape architects, architects and land planning from 1984 to 1988, and Vice President of the firm from 1981 to 1984.

     Dr. Seth A. Resnicoff has been engaged in the private practice of surgery in Concord, New Hampshire, since 1975. He is Chief of Surgical Section at the Concord Hospital, a member of the Board of Governors of the United Way of Merrimack County, Concord, New Hampshire, and Chairman of the Board of Strategic Healthcare, Concord, New Hampshire, a company providing management and marketing services to independent physicians and surgeons.

     Eleanor H. Stark has been a Director or Trustee of the Bank and its predecessor since 1978. She served as elected representative to the New Hampshire House of Representatives from 1981 to 1985.

     James R. Stewart has been a Director or Trustee of the Bank and its predecessor since 1976. He has been President, Treasurer and a principal owner of Capital Offset, Inc., a printing firm, since 1975.

     Katherine F. Tsouros has been a Director or Trustee of the Bank and its predecessor since 1978. For several years she has served as an officer and active member of the Boards of various non-profit organizations in the Concord, New Hampshire area.

     Gerald R. Emery joined the Bank in 1988 as Vice President, Finance. He was elected Treasurer of the Company and the Bank and Senior Vice President Finance and Operations of the Bank in 1990. From 1986 until joining the Company, he was Vice President, Finance with United Savers Bancorp, Inc. in Manchester, New Hampshire. From 1982 until 1986, he held the same position with The Savers Bank in Littleton, New Hampshire, a subsidiary of United Savers Bancorp, Inc. Prior to 1982, Mr. Emery had 18 years experience in community banking with commercial banks both in New Hampshire and in Vermont.

     Paul M. Ferguson joined the Bank in 1991 as Senior Vice President Credit Administration, and was elected Executive Vice President in 1995. From 1985 through 1991 he was a senior executive of First NH Bank, N.A., most recently serving as its Senior Vice President, Corporate Services and previously as Regional Lending Officer. His prior experience included two years as Vice President-Manager Commercial Services Division for Merchants Savings Bank, of Manchester, New Hampshire, and four years in commercial and consumer lending for Indian Head National Bank, of Concord, New Hampshire.

     Richard E. Kamp was elected Vice President of Retail Services, Marketing and Investor Relations in 1990 and Vice President--Communications in 1995. Mr. Kamp joined the Bank in 1989 as Vice President, Marketing and Investor Relations. Since 1984 he had served in that same capacity at First Federal Bank, which through merger became New Hampshire Savings Bank South, in Nashua, New Hampshire. From 1978 to 1984, Mr. Kamp served at First Agricultural Bank in Pittsfield, Massachusetts.

     (f) Involvement in certain legal proceedings: not applicable

     (g) Promoters and control persons: not applicable

Compliance with Section 16(a) of the Exchange Act.

     The following directors and officer of the Company were late in filing a Form 5 report for the year ended June 30, 1995 to report shares acquired under the Company's dividend reinvestment plan: directors John N. Buxton, Oliver R. Fifield, Robert A. Hill, Lucia Kittredge, Eleanor Stark and Katherine Tsouros, and Vice President Paul M. Ferguson. Director William Fenollosa was late in filing a Form 5 for the year ended June 30, 1995 to report exercise of a stock option under the Company's 1992 Stock Option Plan, and director Oliver Fifield amended his Form 5 report to reflect an open market purchase of 100 shares of Common Stock which should have been reported on a Form 4 Report for the month of January, 1995.

Item 11. Executive Compensation

Summary Compensation Table

The following table provides information concerning the annual and long term compensation of the two executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal years ended June 30, 1995, 1994 and 1993.

                                                                                      Long Term Compensation
                                                                                ---------------------------------
                                                Annual Compensation                     Awards(1)         Payouts
                                       ---------------------------------------- ------------------------- -------
                                                                 Other Annual   Restricted    Number of    LTIP      All Other
Name and Principal Position            Year   Salary    Bonus  Compensation (2) Stock Award  Options/SARS Payouts  Compensation (3)
- -----------------------------------------------------------------------------------------------------------------------------------
Douglas Crichfield                     1995  $156,843  $19,443        --             --           --        --        $29,867
President and Chief Executive Officer  1994   150,417   14,395        --             --           --        --         17,245
                                       1993   121,630    1,215        --             --         10,000      --         13,000
Paul M. Ferguson                       1995   118,721    7,043        --             --           --        --          2,624
Executive Vice President               1994   104,622    8,561        --             --           --        --          --
                                       1993    86,451      853        --             --          5,000      --          --

(1) The Company has not granted any restricted stock awards or SARS.
(2) Omitted since amounts are below threshold required to be disclosed.
(3) Consists of amounts accrued as an expense with respect to a supplemental retirement agreement with the Chief Executive Officer ($26,112 in 1995) and matching contributions made in fiscal 1995 under the Company's 401(k) plan.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End
Options Values

     The following table shows options exercised during fiscal 1995 and the value of unexercised options (whether or not vested) at June 30, 1995. The Company has not granted any SARs.

                                                                Number of Unexercised              Value of Unexercised
                                                                      Options at                  In-the-Money Options at
                                                                   Fiscal Year-End                  Fiscal Year-End (1)
                          Shares Acquired      Value        ------------------------------------------------------------------
Name                       On Exercise        Realized       Exercisable      Unexercisable      Exercisable     Unexercisable
- ------------------------------------------------------------------------------------------------------------------------------
Douglas Crichfield           12,750           $134,625        18,819              2,500          $310,514           $41,250
Paul M. Ferguson              1,500             18,563         6,750              1,250           111,375            20,625

(1) Based on June 30, 1995 market price of $16.50.

Pension Plan Table

The following table shows the estimated annual benefits payable under the Bank's defined benefit retirement plan.

                                                              Years of Credited Service
                                  ----------------------------------------------------------------------------
Average Annual Salary                   5            10           15           20            25           30
- --------------------------------------------------------------------------------------------------------------
$100,000                             $ 9,856      $19,712      $29,568      $39,424       $49,280      $59,136
 125,000                              12,356       24,712       37,068       49,424        61,780       74,136
 150,000                              14,856       29,712       44,568       59,424        74,280       89,136

     Benefits under the plan are based on the five highest years' base salary and will be offset by benefits provided under the Employee Stock Ownership Plan described below. Mr. Crichfield has six years, and Mr. Ferguson four years, of credited service under the plan.

     The Bank and Mr. Crichfield are parties to an Executive Supplemental Retirement Agreement ("Supplemental Agreement"), under which, if he works for the Bank until reaching age 65, Mr. Crichfield will be entitled to receive an annual benefit payable for life equal to (a) 60% of the average of his three highest annualized salaries paid during the 5 year period ending on termination of employment, less (b) the benefit payable in life annuity form under the Bank's retirement plan discussed above and under the Bank's Employee Stock Ownership Plan discussed below. Mr. Crichfield accrues a retirement benefit under the Supplemental Agreement at the rate of 3% per year commencing at age 46, vesting at the rate of 10% per year commencing at age 49. The Supplemental Agreement provides for faster accrual of benefits than the retirement plan, and for benefits based upon the full amount of salary earned, whereas under 1993 amendments to the Internal Revenue Code, salary in excess of $150,000 can not be taken into account in computing benefits under the retirement plan. In addition, the Supplemental Agreement provides for a death benefit payable monthly for 15 years to his beneficiaries in an annual amount equal to 40% of his salary at death.

Employee Stock Ownership Plan

     The Bank has established an Employee Stock Ownership Plan (the "ESOP"), for employees age 21 or older who have at least one year of credited service. The ESOP is funded by the Bank's contributions made in cash (which generally will be invested in Common Stock) or Common Stock.

     The ESOP has purchased shares of Common Stock with funds borrowed from an unrelated third party lender. The loan, which the Company guaranteed, is being repaid with funds from the Bank's contributions to the ESOP, forfeitures and earnings on plan assets. Shares purchased with such loan proceeds are held in a suspense account for allocation among members as the loan is paid. The number of shares allocated to Mr. Crichfield's account as of December 31, 1994, December 31, 1993, and December 31, 1992 were 2,617 shares, 2,195 shares, and 1,819 shares, respectively. The number of shares allocated to Mr. Ferguson's account as of such dates were 903 shares, 602 shares, and 350 shares, respectively.

     Contributions to the ESOP and shares released from the suspense account are allocated among members on the basis of compensation and years of service. Benefits become 100% vested after five years of service. Forfeitures are reallocated among remaining participating employees and may reduce any amount the Bank might otherwise have contributed to the ESOP. Benefits may be payable upon retirement, early retirement, disability or separation from service. The Bank's contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated. ESOP benefits offset benefits under the retirement plan discussed above.

Severance Benefits Agreements

     In April, 1989 the Company and the Bank entered into a severance benefits agreement with Douglas Crichfield, then Executive Vice President and Treasurer of the Bank. Under the agreement, under certain circumstances, Mr. Crichfield
(1) will be paid an amount equal to three times his then annual base salary, (2) will become fully vested in stock options previously granted to him and in any supplemental retirement benefits, (3) will be entitled to receive retirement benefits in an amount equal to any difference between the benefits that would be payable to him under the Bank's tax qualified employee benefit plans if Mr. Crichfield were fully vested thereunder and the benefits actually payable and
(4) will be reimbursed for executive outplacement fees up to $10,000, all relocation expenses, all legal expenses incurred in enforcing the severance benefits agreement, the cost of maintaining his group insurance coverage for two years and taxes on such reimbursed amounts. Such payments will be made and such rights will vest if Mr. Crichfield terminates his employment within two years following a "Change of Control" (as defined below), either involuntarily (other than for specified causes) or voluntarily with good reason, as defined. Mr. Crichfield's annual base salary is presently $160,000. Similar agreements have been entered into with the Executive Vice President, the Senior Vice President, and 7 Vice Presidents of the Bank, providing for severance benefits equal to two years', two years', and one year's base salary, respectively, and certain other benefits.

     A Change of Control is generally defined in the agreements to include the acquisition by any person other than the Company of the beneficial ownership of shares representing 25% or more of the total number of votes that may be cast for election of Directors of the Company or the Bank, the merger or consolidation of the Company or the Bank or the Company or the Bank selling a majority of its assets or entering into any transaction in which another entity (other than an insurer of the Bank's deposit liabilities) assumes a majority of the deposit liabilities of the Bank.

Transactions With Certain Related Persons

     In the ordinary course of business, the Bank makes loans to its and the Company's directors and officers and parties related to them. Such transactions are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than normal risk of collectibility or present other unfavorable features. For further information on loans to directors and officers, see Note 3 of Notes to Consolidated Financial Statements.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8K

     (a) (1) The following Financial Statements are included in item 8:
             Independent Auditors' Report
             Consolidated Statements of Income
             Consolidated Balance Sheets
             Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
             Notes to Consolidated Financial Statements

         (2) All schedules are omitted because they are not applicable, the data is not significant, or the required information is shown in the consolidated financial statements.

     (b) No reports on Form 8-K were filed during the quarter ended
         June 30, 1995.

     (c) See Index to Exhibits included elsewhere herein.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused by this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                COMMUNITY BANKSHARES, INC.

                                By: /s/ Douglas Crichfield
                                   ----------------------------------------
                                   Douglas Crichfield, President


      Dated: September 25, 1995

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                                                 Title                                             Date
- -------------------------------------------------------------------------------------------------------------------------
/s/ Douglas Crichfield
- ----------------------------------------------       President and Director                            September 25, 1995
Douglas Crichfield                                   (Principal Executive Officer)

/s/ Gerald R. Emery
- ----------------------------------------------       Treasurer                                         September 25, 1995
Gerald R. Emery                                      (Principal Financial and Accounting Officer)

/s/ Thomas M. Hardiman
- ----------------------------------------------       Director                                          September 26, 1995
Thomas M. Hardiman

/s/ William S. Fenollosa
- ----------------------------------------------       Director                                          September 26, 1995
William S. Fenollosa

/s/ Oliver R. Fifield
- ----------------------------------------------       Director                                          September 25, 1995
Oliver R. Fifield

/s/ Eleanor H. Stark
- ----------------------------------------------       Director                                          September 25, 1995
Eleanor H. Stark

/s/ Katherine F. Tsouros
- ----------------------------------------------       Director                                          September 25, 1995
Katherine F. Tsouros

/s/ James R. Stewart
- ----------------------------------------------       Director                                          September 25, 1995
James R. Stewart

/s/ Lucia P. Kittredge
- ----------------------------------------------       Director                                          September 25, 1995
Lucia P. Kittredge

/s/ Seth A. Resnicoff, M.D.
- ----------------------------------------------       Director                                          September 25, 1995
Seth A. Resnicoff, M.D.

/s/ Russell A. Holden
- ----------------------------------------------       Director                                          September 25, 1995
Russell A. Holden


- ----------------------------------------------       Director                                          September   , 1995
John N. Buxton

/s/ Robert A. Hill
- ----------------------------------------------       Director                                          September 25, 1995
Robert A. Hill

                               INDEX TO EXHIBITS


  Exhibit
  Number    Description of Exhibit                                               Method of Filing
- -------------------------------------------------------------------------------------------------------------------------------
  3.1       Restated Articles of Incorporation of Community Bankshares, Inc.     Incorporated by reference to Exhibit 3.1B to
            as currently in effect.                                              Amendment No. 1 to Registration Statement on
                                                                                 Form S-1 (File No. 33-00125 (the "Registration
                                                                                 Statement")

  3.1(a)    Statement of Resolution establishing series of shares                Incorporated by reference to Exhibit 3.1(a)
            of Community Bankshares, Inc. dated October 27, 1989                 to Annual Report on Form 10-K
            for year ended June 30, 1991

  3.2       By-laws of Community Bankshares, Inc. as currently in effect         Incorporated by reference to Exhibit 3.2
                                                                                 to Registration Statement

  4.1       Loan Agreement dated September 22, 1986 between the Savers Bank      Incorporated by reference to Exhibit 4 to Annual
            and the Trustee of the Concord Savings Bank Employees Stock          Report on Form 10-K for year ended June 30, 1986
            Ownership Plan, with related Note and Pledge Agreement

  4.2       Amendment to Loan Agreement between the Savers Bank and the          Incorporated by reference to Exhibit 4.2 to
            Trustee of the Concord Savings Bank Employee Stock Ownership         Quarterly report on Form 10-Q for quarter ended
            Plan, dated January 25, 1988                                         March 31, 1988

10.2(a)     Concord Savings Bank 1985 Stock Option Plan, as amended*             Incorporated by reference to Exhibit 10.2 to
                                                                                 Amendment No. 3 to Registration Statement

10.2(b)     Amendment to said Stock Option Plan adopted August 18, 1987*         Incorporated by reference to Exhibit 10.2(b) to
                                                                                 Annual Report on Form 10-K for year ended
                                                                                 June 30, 1987

 10.3       Concord Savings Bank 1988 Stock Option Plan*                         Incorporated by reference to Exhibit A to Proxy
                                                                                 Statement for Annual Meeting of Stockholders held
                                                                                 on October 20, 1988

 10.4       Executive Supplemental Retirement Agreement                          Incorporated by reference to Exhibit 10.8 to the
            with Douglas Crichfield*                                             Quarterly Report on Form 10-Q for the quarter
                                                                                 ended September 30, 1988.

 10.5       Form of Severance Benefits Agreement with Douglas Crichfield         Incorporated by reference to Exhibit 10.9 to
            dated August 1, 1988*                                                Annual Report on Form 10-K for year ended
                                                                                 June 30, 1989

 10.5(a)    Amendment of Form of Severance Benefits Agreement                    Incorporated by reference to Exhibit 10.9(a) to
            with Douglas Crichfield dated April 19, 1989*                        Annual Report on Form 10-K for year ended
                                                                                 June 30, 1989

 10.6       Form of Severance Benefits Agreement with Donna L. Bean*             Incorporated by reference to Exhibit 10.10 to
                                                                                 Annual Report on Form 10-K for year ended
                                                                                 June 30, 1989

 10.7       Form of Severance Benefits Agreement with Gerald R. Emery*           Incorporated by reference to Exhibit 10.11 to
                                                                                 Annual Report on Form 10-K for year ended
                                                                                 June 30, 1989

 10.7(a)    Amendment of Form of Severance Benefits Agreement with               Incorporated by reference to Exhibit 10.7(a) to
            Gerald R. Emery dated 12/30/92*                                      Annual Report on Form 10-K for year ended
                                                                                 June 30, 1993


 Exhibit
 Number     Description of Exhibit                                               Method of Filing
- -------------------------------------------------------------------------------------------------------------------------------
10.8       Form of Severance Benefits Agreement with David E. Fuller*            Incorporated by reference to Exhibit 10.12 to
                                                                                 Annual Report on Form 10-K for year ended
                                                                                 June 30, 1989

10.9       Form of Severance Benefits Agreement with Robert F. Howe*             Incorporated by reference to Exhibit 10.13 to
                                                                                 Annual Report on Form 10-K for year ended
                                                                                 June 30, 1989

10.10       Form of Severance Benefits Agreement with Richard E. Kamp*           Incorporated by reference to Exhibit 10.14 to
                                                                                 Annual Report on Form 10-K for year ended
                                                                                 June 30, 1989

10.11       Form of Severance Benefits Agreement with Paul M. Ferguson*          Incorporated by reference to Exhibit 10.11 to
                                                                                 Annual Report on Form 10-K for year ended
                                                                                 June 30, 1991

10.11(a)    Amendment of Form of Severance Agreement with Paul M. Ferguson       Incorporated by reference to Exhibit 10.11(a) to
            dated 12/30/92*                                                      Annual Report on Form 10-K for year ended
                                                                                 June 30, 1993

10.12       Form of Severance Benefits Agreement with Charles E. Gorhan*         Incorporated by reference to Exhibit 10.12 to
                                                                                 Annual Report on Form 10-K for year ended
                                                                                 June 30, 1991

10.13       Form of Severance Benefits Agreement with Irving S. Felladore*       Incorporated by reference to Exhibit 10.13 to
                                                                                 Annual Report on Form 10-K for year ended
                                                                                 June 30, 1991

10.14       Form of Severance Benefits Agreement with Margaret A. Flint*         Incorporated by reference to Exhibit 10.14 to
                                                                                 Annual Report on Form 10-K for year ended
                                                                                 June 30, 1991

10.15       Community Bankshares, Inc. 1992 Stock Option Plan*                   Incorporated by reference to Exhibit A to proxy
                                                                                 statement for Annual Meeting of Stockholders held
                                                                                 on October 15, 1992

10.16       Agreement and Plan of Merger between Community Bankshares, Inc.      Incorporated by reference to Current Report on
            and Centerpoint Bank dated 8/29/95                                   Form 8-K dated September 19, 1995.

10.17       Stock Option Agreement between Community Bankshares, Inc.            Incorporated by reference to Current Report on
            and Centerpoint Bank dated 8/29/95.                                  Form 8-K dated September 19, 1995.

 11         Statement re-computation of Income per share                         Filed herewith

 21         Subsidiaries of Community Bankshares, Inc.                           Incorporated by reference to Exhibit 22 to
                                                                                 1986 10-K

 23         Consent of KPMG Peat Marwick LLP to incorporation by reference of    Filed herewith
            opinion in Registration Statements on Form S-8 (File Nos. 33-53678,
            33-18853 and 33-44264) and Form S-3 (File No. 33-87956)

* indicates management contract or compensatory plan