Form 10-Q
period 1995-09-30
COMMUNITY BANKSHARES INC /NH/
filed 1995-11-13
CIK 776815

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                     For Quarter ended September 30, 1995
                                       ------------------
                        Commission file number 0-14620
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No____
    ----



1,735,795 shares of Community Bankshares, Inc.'s Common Stock ($1.00 Par Value) were outstanding as of September 30, 1995. Community Bankshares, Inc. has no other classes of common stock.

                         PART I -FINANCIAL INFORMATION


ITEM 1 -Financial Statements
----------------------------


                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                    SEPTEMBER 30,   June 30,
(Dollars in Thousands Except Share Data)                1995          1995
----------------------------------------------------------------------------

ASSETS
Cash and due from banks                               $  7,460      $  8,227
Interest-bearing deposits in other banks                 5,823        10,870
                                                     ----------    ---------
    Total cash and cash equivalents                     13,283        19,097
                                                     ----------    ---------
Securities available for sale - amortized
  cost $61,911 on September 30, 1995 and
  $58,225 on June 30, 1995                              62,579        58,754
Securities held to maturity - market value
  $50,929 on September 30, 1995 and $53,350
  on June 30, 1995                                      50,961        53,408
Federal Home Loan Bank stock                             3,803         3,803
Mortgage loans held for sale                             3,891         4,392

Loans                                                  268,273       271,461
Allowance for possible loan losses                      (2,987)       (2,970)
                                                     ----------    ---------
    Net loans                                          265,286       268,491
                                                     ----------    ---------
Premises and equipment                                   7,790         7,422
Real estate acquired by foreclosure                        893         1,134
Accrued interest receivable                              3,478         3,100
Other assets                                             5,850         6,113
                                                     ----------    ---------
    Total assets                                      $417,814      $425,714
                                                     ==========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
  Non-interest bearing                                $ 19,875      $ 16,420
  Savings                                              111,359       115,174
  Time certificates                                    184,730       176,962
                                                     ----------    ---------
    Total deposits                                     315,964       308,556
 Borrowed funds                                         67,930        82,768
 Liability relating to ESOP                                158           197
 Accrued interest payable                                1,244         1,177
 Other liabilities                                       2,382         3,618
                                                     ----------    ---------
    Total liabilities                                  387,678       396,316
                                                     ----------    ---------

Stockholders' equity:
 Preferred stock, $1.00 par value per share;
   1,000,000 shares authorized, none issued                  -             -
 Common stock, $1.00 par value per share;
   3,000,000 shares authorized; 1,747,605
   issued and outstanding on September 30,
   1995 and 1,747,032 on June 30, 1995                   1,748         1,747
 Additional paid-in capital                             17,151        17,146
 Retained earnings                                      11,170        10,567
                                                     ----------    ---------
                                                        30,069        29,460
 Unrealized net gains on securities
   available for sale, net                                 418           328
 Unearned compensation expense - ESOP                     (158)         (197)
 Treasury stock - 11,810 shares at cost                   (193)         (193)
                                                     ----------    ---------
    Total stockholders' equity                          30,136        29,398
                                                     ----------    ---------
    Total liabilities and stockholders'
      equity                                          $417,814      $425,714
                                                     ==========    =========

    See accompanying notes to unaudited consolidated financial statements.

                 COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                    Three months ended
                                                       September 30,
    (In Thousands Except Per Share Data)             1995         1994
    -----------------------------------------------------------------------

    Interest and dividend income:
      Loans                                       $    6,117   $    4,704
      Securities available for sale                      998        1,015
      Securities held to maturity                        819          514
      Dividends on Federal Home Loan Bank stock           65           38
      Deposits in other banks                             56           33
                                                 ------------ -----------
        Total interest and dividend income             8,055        6,304
                                                 ------------ -----------
    Interest expense:
      Deposits                                         3,368        2,608
      Borrowed funds                                   1,110          349
                                                 ------------ -----------
        Total interest expense                         4,478        2,957
                                                 ------------ -----------
    Net interest and dividend income                   3,577        3,347
    Provision for possible loan losses                   175          100
                                                 ------------ -----------
        Net interest and dividend income after
         provision for possible loan losses            3,402        3,247
                                                 ------------ -----------
    Non-interest income:
      Deposit account fees                               141          122
      Gains on sales of investment securities              -           30
      Gains on sales of loans                            244          161
      Loan servicing income                              199          125
      Other                                               91           74
                                                 ------------ -----------
        Total non-interest income                        675          512
                                                 ------------ -----------
    Non-interest expense:
      Salaries and employee benefits                   1,438        1,300
      Occupancy and equipment                            419          349
      Foreclosed property                                 48           25
      FDIC deposit insurance premiums                    (20)         166
      Marketing                                           80           69
      Proposed acquisition costs to date                 125            -
      Other                                              705          674
                                                 ------------ -----------
        Total non-interest expense                     2,795        2,583
                                                 ------------ -----------
    Income before income tax                           1,282        1,176
    Income tax expense                                   436          379
                                                 ------------ -----------
        Net income                                $      846   $      797
                                                 ============ ===========


    Earnings per common and
     common equivalent share                      $     0.47   $     0.44
                                                 ============ ===========
    Average number of common and common
     equivalent shares outstanding                 1,783,704    1,810,278
                                                 ============ ===========
    Dividends paid per share                      $     0.14   $     0.12
                                                 ============ ===========

    See accompanying notes to unaudited consolidated financial statements.

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                            Three Months Ended
                                               September 30,
(In Thousands)                               1995         1994
-----------------------------------------------------------------
Cash flows from operating activities:
  Net income                              $      846   $      797
  Adjustments to reconcile net income
   to net cash provided by operating
    activities:
      Provision for possible loan losses         175          100
      Depreciation and amortization              333          232
      Gains on sales of investment
       securities                                  -          (30)
      Mortgage loans originated for sale     (15,509)      (8,782)
      Mortgage loans sold                     16,010       11,727
      Net (gains) losses on sales and
       writedowns of real estate
        acquired by foreclosure                  (10)          36
      Increase in other assets                  (164)        (252)
      Increase in other liabilities              586        1,207
                                         ------------ -----------
        Net cash provided by operating
         activities                            2,267        5,035
                                         ------------ -----------
Cash flows from investing activities:
  Proceeds from sales - securities
   available for sale                              -        2,962
  Proceeds from maturities and
   principal payments - securities
   available for sale                          5,571        5,257
  Proceeds from maturities and
   principal payments - securities held
   to maturity                                 2,456          564
  Purchases - securities available for
   sale                                       (9,248)      (5,979)
  Purchases - securities held to
   maturity                                        -       (7,932)
  Net (increase) decrease in loans            (4,591)      (7,048)
  Proceeds from sales of automobile
   loans                                       7,342            -
  Additions to real estate acquired by
   foreclosure                                     -         (223)
  Proceeds from disposition of real
   estate acquired by foreclosure                433          147
  Additions to premises and equipment           (583)        (419)
  Cash paid for mortgage servicing
   rights                                     (1,755)           -
                                         ------------ -----------
       Net cash used in investing
        activities                              (375)     (12,671)
                                         ------------ -----------
Cash flows from financing activities:
  Net increase in certificate accounts         7,768        4,220
  Net decrease in demand, NOW, savings
   and money market accounts                    (360)        (163)
  Proceeds from borrowings                    47,251       11,210
  Repayments of borrowings                   (62,089)      (7,469)
  Repayments of liability related to
   ESOP                                          (39)         (40)
  Proceeds from issuance of common stock           6           13
  Dividend paid on common stock                 (243)        (209)
                                         ------------ -----------
       Net cash provided by (used in)
        financing activities                  (7,706)       7,562
                                         ------------ -----------
       Net decrease in cash and cash
        equivalents                           (5,814)         (74)
Cash and cash equivalents at beginning
 of period                                    19,097        8,012
                                         ------------ -----------
Cash and cash equivalents at end of
 period                                   $   13,283   $    7,938
                                         ============ ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Income taxes, net                     $       65   $       25
                                         ============ ===========
    Interest                              $    4,411   $    2,883
                                         ============ ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH
 ACTIVITIES:
  Additions to real estate acquired by
   foreclosure                            $      182   $      230
                                         ============ ===========
  Increase in net unrealized gains
   (losses) on securities
     available for sale, net              $       90   $     (224)
                                         ============ ===========

    See accompanying notes to unaudited consolidated financial statements.

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                          September 30, 1995 and 1994



1.  Basis of Presentation
    ---------------------

The unaudited consolidated financial statements of Community Bankshares, Inc. and its wholly owned subsidiaries ("the Company"), Concord Savings Bank ("the Bank") and its wholly owned subsidiary, Bancredit Corporation ("Bancredit"), presented herein should be read in conjunction with the consolidated financial statements of Community Bankshares, Inc. and subsidiaries as of and for the year ended June 30, 1995. In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.


2.  Earnings Per Share
    ------------------

Earnings per share for the periods presented are based on the weighted average number of common and common equivalent shares outstanding during each period.


3.  Acquisition Agreement
    ---------------------

On August 29, 1995, the Company entered into a definitive merger agreement to acquire Centerpoint Bank by exchanging 1.073 of the Company's common shares for each Centerpoint common share outstanding. At that time, Centerpoint had 590,349 common shares outstanding. In addition, options outstanding under Centerpoint's employee stock option plan will convert into options to purchase common shares of the Company. The merger, anticipated to be accounted for as a pooling-of-interests, is subject to stockholder and regulatory approval. At September 30, 1995, Centerpoint had approximately $89,000,000 (unaudited) in total assets, $71,000,000 (unaudited) in total deposits and $6,000,000 (unaudited) in stockholders' equity.


4.  Accounting Change
    -----------------

On July 1, 1995, the Company adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." These statements require changes in both the disclosure and impairment measurement of certain loans. Adoption of these statements had no material impact on the Company's financial position or results of operations. At September 30, 1995, the Company had no impaired loans as defined under SFAS No. 114 and 118.

Commercial, commercial real estate, and individually significant mortgage and consumer loans are considered impaired when it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral. Mortgage and consumer loans which are not individually significant are measured for impairment collectively.

Restructured, accruing loans entered into prior to the adoption of these statements are not required to be reported as impaired unless such loans are not performing according to the restructured terms at adoption of SFAS No. 114.
Loan restructurings entered into after adoption of SFAS No. 114 are reported as impaired loans, and impairment is measured as described above using the loan's pre-modification rate of interest.

SFAS No. 114 also changes the criteria for classification of a loan as an in-substance foreclosure. Beginning July 1, 1995, loans are classified as in-substance foreclosure when the Company is in possession of the collateral.

The Company's method of recognizing interest income on loans remains unchanged. Interest income on loans is recognized on the accrual method. Nonaccrual loans are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain and payments of principal or interest have become contractually past due 90 days. Upon such discontinuance, all unpaid accrued interest is reversed against the current period's earnings. A loan which has principal or interest payments contractually past due 90 days may remain on accrual status, however, if the value of the collateral securing the loan is sufficient to cover principal and interest, and the loan is in the process of collection. Interest received on nonaccrual loans is either applied against principal or reported as income according to management's judgment as to the collectibility of principal.

A summary of activity in the allowance for possible loan losses for the three months ended September 30, 1995 and 1994 follows:








                                                 Three Months Ended
                                                   September 30,
                                                 ------------------
    (In Thousands)                                 1995      1994
                                                 ------------------

    Balance at beginning of period                 $2,970    $3,351
    Provision for possible loan losses                175       100
    Recoveries on loans previously charged-off         69        82
                                                 ------------------
                                                    3,214     3,533
    Less loans charged-off                            227       317
                                                 ------------------
    Balance at end of period                       $2,987    $3,216
                                                 ==================

5.  Revision of Previous Year's Quarterly Operating Results
    -------------------------------------------------------

Effective July 1, 1994, the Company adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB No. 65." This statement requires the Company to recognize as separate assets rights to service mortgage loans for others, however those servicing rights are acquired. When the Company acquires mortgage servicing rights through the purchase or origination of mortgage loans (originated mortgage servicing rights) and sells or securitizes those loans with servicing rights retained, it allocates the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the servicing rights) based on their relative fair values. As a result of adopting SFAS No. 122, the Company revised the previously reported operating results for the three months ended September 30, 1994. As a result of such revision, gains on the sale of loans, net income and earnings per common and common equivalent share were increased by $58,000, $39,000 and $0.02, respectively.

ITEM 2 - Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations
         -------------------------

Financial Condition
-------------------

At June 30, 1995, total assets amounted to $417,814,000, a decrease of $7,900,000, or 1.9%, from $425,714,000 at June 30, 1995. The Company used the proceeds from the sale of automobile loans to repay borrowed funds which resulted in lower total assets at September 30, 1995.

The sale of automobile loans was also the primary reason for the reduction of $3,188,000, or 1.2%, in total loans since June 30, 1995 which more than offset the net new loan growth of $3,893,000 in consumer loans. In order to continue generating new volume and enhance non-interest income from the gain on sales of loans and subsequent loan servicing income, the Bank sold two pools of automobile loans totaling $7,342,000 to two different buyers during the quarter ended September 30, 1995. As part of the agreement relating to the sale of $6,843,000 of these loans, the Bank is obligated to assume a certain portion of credit losses should they occur and as a reduction of the sale proceeds accrued $36,000 to absorb such possible losses. The remainder of these loans were sold without credit enhancement. The Bank has an agreement in place to sell up to an additional $36,000,000 of new automobile loan production, with credit enhancement, on a best efforts basis.

Commercial loans increased by $1,377,000 since June 30, 1995. The majority of this loan growth was in commercial construction lending and was primarily related to one local community construction project in which the Bank is providing the temporary construction financing. Permanent financing for this loan, upon completion, has already been approved and is in place and will be shared among the Bank and seven other local financial institutions.

Due to lower market interest rates, the Bank's residential mortgage loan origination activity was up from prior quarters. The majority of these originations were fixed rate mortgages held for sale and were subsequently sold into the secondary market. Dollars outstanding in the Bank's total residential mortgage portfolio remained relatively unchanged from June 30, 1995.

Commercial and consumer (indirect auto and recreational vehicle) lending may entail additional risks compared to residential mortgage lending. Commercial loans may involve large loan balances to single or groups of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the properties and thus may be subject to a greater extent to adverse conditions in the local real estate market or in the economy in general. Money lent for consumer loans may be expensive and time consuming to recover in the event of borrower default.

Total investment securities amounted to $113,540,000, or 27.2% of total assets, at September 30, 1995 compared to $112,162,000, or 26.3% of total assets, at June 30, 1995. At September 30, 1995, securities available for sale amounted to $62,579,000, or 55.1% of total investment securities. Securities held to maturity amounted to $50,961,000 and represented 44.9% of total investment securities. The investment portfolio consists primarily of U.S. Treasury and Agency securities, mortgage-backed securities guaranteed by Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association
(FNMA), and to a lesser extent other mortgage-backed securities, corporate bonds, municipal investments and marketable equity securities.

Total deposits increased by $7,408,000 since June 30, 1995 and amounted to $315,964,000 at September 30, 1995. The Bank's deposit growth during the quarter ended September 30, 1995 was primarily in time certificates and non-interest bearing deposits which increased by $7,768,000 and $3,455,000,
respectively, since June 30, 1995.   Growth in these two categories more than
offset the decline in savings which decreased by $3,815,000 during the quarter ended September 30, 1995. The growth in time certificates, which was partially due to a shifting from savings to time certificates, was primarily due to higher market interest rates offered on time certificates than those offered on savings. The increase in non-interest bearing deposits was primarily due to an increase in custodial account balances associated with the June 1995 purchase of mortgage servicing rights on loans of approximately $180,000,000.

Deposit growth and the proceeds from automobile loan sales enabled the Bank to reduce its borrowed funds from $82,768,000 at June 30, 1995 to $67,930,000 at September 30, 1995 which represents a decrease of 17.9%. The Bank's borrowed funds consist primarily of Federal Home Loan Bank (FHLB) advances and, to a lesser extent, repurchase agreements.

At September 30, 1995, the Company's stockholders' equity totaled $30,136,000, resulting in an equity-to-assets ratio of 7.21%, a Tier 1 leverage ratio of 7.02% and a total risk-based capital ratio of 11.75%. The Company's capital ratios exceed all published regulatory minimums. For further information on the Company's and the Bank's capital ratios see the "Liquidity and Capital Resources" section below.

The unrealized net gain on securities available for sale, included in stockholders' equity, amounted to $418,000, net of estimated taxes, at September 30, 1995 as compared to $328,000 at June 30, 1995.

On August 29, 1995, The Company entered into a definitive merger agreement to acquire Centerpoint Bank by exchanging 1.073 of the Company's common shares for each Centerpoint common share outstanding. For further information, see Note 3 of Notes to Consolidated Financial Statements of this Report on Form 10Q.


Risk Elements
-------------

At September 30, 1995, total non-performing assets amounted to $3,042,000, or 0.73% of total assets compared to $3,232,000, or 0.76%, respectively, at June 30, 1995. The decrease of $190,000 since June 30, 1995 was due to sales and resolutions of non-performing assets exceeding new non-performing loans.

Non-performing assets consist of non-performing loans, loans for which the accrual of interest has been stopped and commercial loans that have been restructured with modified terms, and property or other assets which have been acquired by foreclosure or repossession. Non-performing loans decreased slightly to $1,708,000 at September 30, 1995 from $1,730,000 at June 30, 1995.
Foreclosed property and repossessed autos and mobile homes decreased from a total of $1,502,000 at June 30, 1995 to $1,334,000 at September 30, 1995. The
Bank has no impaired loans as defined in SFAS No. 114 and 118.

The following table summarizes non-performing assets and loans delinquent 90 days or more at the dates indicated.



                                      September 30,   June 30,    September 30,
(Dollars in Thousands)                     1995         1995          1994
-------------------------------------------------------------------------------
Non-accrual loans                       $    1,708    $ 1,730        $     813
Restructured loans                               -          -              173
                                        -----------   --------       ----------
    Total non-performing loans               1,708      1,730              986
                                        -----------   --------       ----------

Real estate acquired by                        893      1,134            1,106
 foreclosure
Other assets acquired                          441        368              315
                                        -----------   --------       ----------
    Total assets acquired toward             1,334      1,502            1,421
     satisfaction of debt
                                        -----------   --------       ----------

Total non-performing assets                  3,042      3,232            2,407

Loans delinquent 90 days or more               343          -               64
 and still accruing
                                        -----------   --------       ----------

    Total non-performing assets
     and loans
      delinquent 90 days or more        $    3,385    $ 3,232        $   2,471
       and still accruing
                                        ===========   ========       ==========

Non-performing assets as a
 percent of total loans
  and assets acquired toward                  1.13 %    1. 18 %           1.05 %
   satisfaction of debt
                                            =======   ========          =======

During the quarter ended September 30, 1995, the Bank provided $175,000 into its allowance for possible loan losses, bringing the allowance to $2,987,000 after net charge-offs of $158,000. This action produced an allowance for possible loan losses totaling 1.11% of total loans at September 30, 1995 which was up slightly from 1.09% of total loans at June 30, 1995. At September 30, 1995, the allowance for possible loan losses represented 174.9% of non-performing loans of $1,708,000 versus 171.7% of non-performing loans of $1,730,000 at June 30, 1995.

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

               Results of Operations for the Three Months Ended
               ------------------------------------------------
                          September 30,1995 and 1994
                          --------------------------


Results of Operations
---------------------

The Company earned net income of $846,000, or $0.47 per share, for the quarter ended September 30, 1995 compared to net income of $797,000, or $0.44 per share,
for the same quarter of the prior year.   The September 30, 1995 quarter
includes a charge amounting to $0.05 per share after-tax for expenses incurred to date relating to the proposed acquisition of Centerpoint Bank which was announced on August 30, 1995, as well as income of $0.02 per share relating to a non-recurring refund of Federal Deposit Insurance Corporation insurance assessments which were paid in a prior period. Pre-tax income increased by $106,000, or 9.0%, to $1,282,000 for the current quarter versus $1,176,000 for the quarter ended September 30, 1994. The increase in pre-tax income was largely due to an increase of $230,000 in net interest and dividend income which resulted from higher levels of average earning assets during the current quarter versus the same quarter of last year.

The Company provided $175,000 into the allowance for possible loan losses for the current quarter compared to a provision for possible loan losses of $100,000 for the comparable period of the prior year. The increase in the provision for loan losses for the three months ended September 30, 1995 versus the same period of 1994 was primarily due to an increase in loans outstanding. Net charge-offs for the quarter ended September 30, 1995 decreased to $158,000 compared to $235,000 during the same quarter of last year.


Interest Income
---------------

Total interest and dividend income for the quarter ended September 30, 1995 amounted to $8,055,000, an increase of $1,751,000 over the same quarter of the prior year. Interest income on loans increased by $1,413,000 for the quarter ended September 30, 1995 versus the same quarter of last year due to an increase in average loans outstanding during the period of $49,261,000 coupled with an
increase in average yield for the quarter of 58 basis points.   The increase in
average loans outstanding has been primarily in indirect vehicle lending as a result of the Company's increased penetration into that market statewide over the past year.

Interest income on investments for the current quarter increased by $338,000 from the same quarter a year ago. Average investment balances and the average yield earned on investments increased this quarter from the same quarter last year by $16,069,000 and 30 basis points, respectively. The increase in average investments was primarily due to securitizing mortgage loans and transferring them into the investment portfolio during June of 1995, an increase in municipal investments resulting from the establishment of a municipal services department and an increase in FHLB stock which was required by the Bank's increase in FHLB borrowings.


                                                   Three months ended
                                                      September 30,
(Dollars in Thousands)                              1995       1994
------------------------------------------        ---------  ---------
Interest and dividend income:
    Loans                                         $  6,117   $  4,704
    Investments                                      1,938      1,600
                                                   -------    -------
        Total interest and dividend income           8,055      6,304
                                                   -------    -------

Interest expense:
    Deposits                                         3,368      2,608
    Borrowed funds                                   1,110        349
                                                   -------    -------
        Total interest expense                       4,478      2,957
                                                   -------    -------
Net interest and dividend income                  $  3,577   $  3,347
                                                   =======    =======
Average yield on:
    Loans                                             8.82 %     8.24 %
    Investments                                       6.39       6.09
    Average earning assets                            8.08       7.56

Average cost of:
    Deposits                                          4.54 %     3.73 %
    Borrowed funds                                    6.07       5.14
    All interest-bearing liabilities                  4.84       3.86

Net interest margin                                   3.60 %     4.02 %
Annualized return on average assets                   0.81       0.91
Annualized return on average equity                  11.40      11.79
Average equity to average assets                      7.07       7.73
Equity-to-assets at end of period                     7.21       7.61


Interest Expense
----------------

Interest expense on deposits for the quarter ended September 30, 1995 increased by $760,000 versus the same quarter of the prior year due to an 81 basis point increase in average cost coupled with an increase of $17,198,000 in average
interest-bearing deposits.   The Bank's deposit growth has been primarily in the
higher cost time certificates of deposit. This coupled with increased market interest rates paid on deposits has increased the Company's deposit interest costs. Competitive interest rates and deposit products offered by the Bank, as well as the continued investment in, and expansion of, the Bank's product distribution system, continues to produce deposit growth.

Increases of $46,007,000 in average outstanding borrowed funds and 93 basis points on average rates paid on borrowed funds for the current quarter versus the same period of the prior year combined to increase interest expense on borrowed funds for the quarter by $761,000. The Bank utilized borrowed funds, along with deposit growth, to fund its earning asset growth over the past year.

Non-Interest Income
-------------------

Non-interest income for the quarter ended September 30, 1995 increased by
$163,000 from the same quarter of last year.   Each of the major non-interest
income categories increased this year versus last year, with the exception of security gains, primarily due to increased business volumes.

Increased transaction activity and numbers of accounts were the primary reasons for the growth of $19,000 in deposit account fees this quarter when compared to the same quarter of the prior year. The increase in these volumes are partly the result of opening the Steeplegate Mall office during September of 1994.

The Bank did not sell any securities this quarter and therefore recorded no security gains compared to sales of $2,962,000 and resulting net gains of $30,000 for the quarter ended September 30, 1994.

Gains on the sale of loans increased by $83,000 for the quarter ended September 30, 1995 versus the same quarter of 1994 primarily due to gains on the sale of automobile loans which amounted to $50,000 for the quarter ended September 30, 1995.

Loan servicing income increased this quarter over the same period of last year by $74,000 primarily due to income related to the Bank's purchase of mortgage servicing rights which were transferred to the Bank during August of 1995.


Non-Interest Expense
--------------------

Non-interest expense for the quarter ended September 30, 1995 increased by $212,000 over the same quarter of last year. The combined increases of $250,000 in salaries and benefits, occupancy and equipment, marketing and the other expense category were primarily related to the investments made by the Company to expand its business lines and product distribution system. Since the end of the September 30, 1994 quarter, the Bank has expanded its indirect automobile dealer financing capacity, established a municipal services program, opened its Steeplegate Mall office in Concord, New Hampshire and installed a remote automated teller machine in Tilton, New Hampshire. The Bank also recorded start up expenses related to a new full-service office, also in Tilton, which opened during October 1995.

Also contributing to the increase in non-interest expense this quarter versus the same period of last year were expenses incurred to date relating to the proposed acquisition of Centerpoint Bank which amounted to $125,000 for the quarter ended September 30, 1995. The Company expects to incur additional expenses associated with this proposed acquisition which are currently estimated to be $275,000.

Offsetting a portion of the above described increases in non-interest expense was a reduction in FDIC deposit insurance premiums of $186,000 for the quarter ended September 30, 1995 versus the same quarter of the prior year. This reduction was due to a refund received by the Bank from the FDIC as a result of substantially lower premiums that it charges banks to insure deposits. This premium reduction was made retroactive to June 1, 1995. The premiums were lowered after the Bank Insurance Fund (BIF) met its congressionally mandated level during the month of May 1995, and thereby allowed the FDIC to refund excess premiums already paid by the banks for the four month period ended September 30, 1995. The refund included $48,000 which was related to the prior quarter ended June 30, 1995. The Company expects to benefit from reduced FDIC premiums in future periods.


Income Taxes
------------

Income tax expense for the quarters ended September 30, 1995 and 1994 amounted to $436,000 and $379,000, respectively, which resulted in effective tax rates of 34% and 32%, respectively. The lower effective tax rate for the prior fiscal year was primarily the result of the Company reducing its valuation reserve on its deferred tax asset by approximately $38,000 for the quarter ended September 30, 1994. At September 30, 1995, the Company's net deferred income tax asset, net of related valuation reserves, was approximately $120,000.


Liquidity and Capital Resources
-------------------------------

Liquidity is a measure of the Company's ability to meet its cash needs at a reasonable cost. Cash needs arise primarily as a result of funding lending opportunities, the maturity of liabilities such as borrowings and the withdrawal of deposits. Asset liquidity is achieved through the management of earning asset maturities, loan amortization, deposit growth, securities available for sale and access to borrowed funds. As a member, the Bank may borrow from the Federal Home Loan Bank of Boston on a secured basis. Borrowing usually requires the pledging of the Bank's FHLB stock as well as certain residential mortgage loans and investment securities. At September 30, 1995, the Bank's sources of liquidity included $63 million of investment securities classified as "available for sale" and unused available borrowing capacity of approximately $85 million at the Federal Home Loan Bank of Boston.

The Holding Company's primary sources of liquidity are dividends from the Bank and its cash balances. Dividends paid from the Bank to the Holding Company are limited to the extent necessary for the Bank to comply with regulatory capital guidelines.

The Bank's deposits are insured by the Federal Deposit Insurance Corporation which issues and enforces regulations designed to protect the safety and soundness of insured institutions. At September 30, 1995, the Company had equity capital of $30,136,000, resulting in an equity-to-assets ratio of 7.21% and a Tier 1 leverage ratio of 7.02%. Stockholders' equity includes

$418,000 of net unrealized security gains, net of estimated income taxes, relative to investment securities classified as available for sale.

The following table summarizes the Company's regulatory capital ratios as of September 30, 1995.

                      Actual      Required
                    Regulatory   Regulatory
                      Capital      Capital
                       Ratio        Ratio
                    ----------   ----------

  Tier 1 leverage        7.02 %    3.00-4.00 %
  Risk-based:
    Tier 1              10.66           4.00
    Total               11.75           8.00


The following table summarizes the Bank's regulatory capital ratios as of September 30, 1995.

                      Actual      Required
                    Regulatory   Regulatory
                      Capital      Capital
                       Ratio        Ratio
                    ----------   ----------


  Tier 1 leverage        6.61 %    3.00-4.00 %
  Risk-based:
    Tier 1              10.05           4.00
   Total                11.14           8.00

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

Item 2 - Changes in Securities
         ---------------------
              Not applicable

Item 3 - Defaults Upon Senior Securities
         -------------------------------
              Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
              Not applicable

Item 5 - Other Information
         -----------------
              Not applicable

Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------


Exhibit Number      Description of Exhibits                    Method of Filing
--------------      -----------------------                    ----------------

     3.2        By-laws of Community Bankshares,           Filed herewith
                Inc. as currently in effect

    10.16       Agreement and Plan of Merger               Incorporated by reference
                between Community Bankshares, Inc.         to Current Report on Form
                and Centerpoint Bank dated 8/29/95         8-K dated September 19, 1995

    10.17        Stock Option Agreement between            Incorporated by reference
                 between Community Bankshares, Inc.        to Current Report on Form
                 and Centerpoint Bank dated 8/29/95        8-K dated September 19, 1995

      11         Statement re computation of               Filed herewith
                 income per share

The Company filed two Reports on Form 8-K during the quarter ended September 30, 1995:

 Date of Report           Items Reported                         Financials Filed
 --------------           -------------                          ----------------

 August 29, 1995          Agreement and Plan of Merger and       Not Applicable
                          Stock Option Agreement between
                          Community Bankshares, Inc. and
                          Centerpoint Bank.

 September 19, 1995       Change in fiscal year from a June 30   Not Applicable
                          to a December 31 fiscal year end
                          effective December 31, 1995.

                                  Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COMMUNITY BANKSHARES, INC.



November 10, 1995                       /s/ Douglas Crichfield
                                        ----------------------------
                                        Douglas Crichfield
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


November 10, 1995                       /s/ Gerald R. Emery
                                        ----------------------------
                                        Gerald R. Emery
                                        Treasurer (Principal Financial
                                        and Accounting Officer)