Form 10-K/A
period 1995-06-30
COMMUNITY BANKSHARES INC /NH/
filed 1995-12-08
CIK 776815

                FORM 10-K. ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 1995.
                                      or
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

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

                                   PART III

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Highlights

     The market area in which Community operates has experienced slow economic growth during the fiscal year ended June 30, 1995 compared to the rapid growth experienced prior to the recessionary period of the late 1980s and early 1990s. General economic trends in Community's market area during the past few years have been positive. The Merrimack County area has experienced growth in population and jobs and declining unemployment since the end of an opposite, recessionary trend in the early 1990s. In September 1995, unemployment in Merrimack County, Community's principal market, was 3.1%, which represented a slight increase from 3.0% unemployment in September 1994. However, both the size of the workforce and total employment increased by approximately 3% from September 1994 to September 1995. The September 1995 unemployment level compares with New Hampshire unemployment of 3.9% and United States unemployment of 5.4% for the same month.

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


Years Ended June 30 (In Thousands)                           1995 vs. 1994                        1994 vs. 1993
-------------------------------------------------------------------------------------------------------------------------
                                                          Increase (Decrease)                  Increase (Decrease)
                                                                Due To                              Due To
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
                                                   ======      ======      ======      ======     =======      =======

Average Balance Sheets and Net Interest and Dividend Income

The following table sets forth certain information relating to the Company's average balance sheets, including interest-earning assets, interest-bearing liabilities and net interest income on a fully tax-equivalent basis for the periods indicated:


Years Ended June 30,
(Dollars in Thousands)                                   1995                         1994                          1993
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

     A summary of net charge-offs (recoveries) in fiscal years 1995, 1994 and 1993 is as follows:


(In Thousands)                                                  1995             1994             1993
------------------------------------------------------------------------------------------------------
Loan Type:
   Construction                                                $ (11)          $ (153)          $  179
   Commercial real estate                                       (108)              44            1,304
   Commercial                                                    (27)             (57)              32
   Residential mortgage                                          262              530              103
   Home equity                                                   106               77               54
   Mobile home                                                   528              516              473
   Indirect and other consumer                                   106              139              141
                                                               -----           ------           ------
                                                               $ 856           $1,096           $2,286
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

Non-Performing Loan Summary


(Dollars in Thousands)                                                    At June 30, 1995
-------------------------------------------------------------------------------------------------------------------------------
                                                         Share of                            Share of          Percent of
                                       Total Loans      Total Loans     Non-performing    Non-performing     Non-performing/
Loan Type                              Outstanding      Outstanding          Loans             Loans       Total Loans in Type
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

     The following table summarizes the Company's required and actual regulatory capital ratios and amounts at June 30, 1995:


                                                        Required                             Actual
                                                       Regulatory                           Regulatory
(Dollars in Thousands)                                   Capital                             Capital
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

The following table summarizes the Bank's required and actual regulatory capital ratios and amounts at June 30, 1995:

                                                        Required                             Actual
                                                       Regulatory                           Regulatory
(Dollars in Thousands)                                   Capital                             Capital
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

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of October 30, 1995 regarding (i) each person known by the Company to own beneficially more than 5% of the Company's Common Stock; (ii) each director and each nominee for director individually; and (iii) all directors and executive officers of the Company as a group. Except as otherwise noted in the footnotes to the table, the beneficial owners have sole voting and investment power as to all shares beneficially owned by them. All of the individuals named below (except Ingalls & Snyder) are directors of the Company. Messrs. Holden and Resnicoff and Ms. Kittredge and Ms. Tsouros are nominees.

                                                  Amount and
                                                   Nature of          Percentage
       Name                                  Beneficial Ownership(1)   of Class
       ----                                  -----------------------  ----------
Ingalls & Snyder
  61 Broadway
  New York, NY 10006........................        155,200(2)           8.9%
John N. Buxton..............................            680(3)             *
Douglas Crichfield..........................         66,163(4)           3.8
Robert A. Hill..............................            752(5)             *
Eleanor H. Stark............................            847(6)             *
Russell A. Holden...........................          2,270(3)             *
Lucia Kittredge.............................          4,752(6)             *
Seth A. Resnicoff...........................         11,482(3)             *
Katherine P. Tsouros........................          2,594(6)             *
William S. Fenollosa........................          1,769(6)             *
Oliver R. Fifield...........................          3,354(6)             *
Thomas M. Hardiman..........................         11,500                *
James R. Stewart............................          4,286(3)             *
Directors and executive officers as a group
  (15 persons)..............................        145,075(7)           8.4

----------------
*Less than one percent
(1) Includes shares owned beneficially by spouses, minor children and relatives living in the named person's homes and trusts for their benefit; the named persons disclaim any beneficial interest in shares so included.
(2) Ingalls & Snyder reports that it has sole voting power with respect to 40,000 shares and sole dispositive power as to 155,200 shares.
(3) Includes 270 shares obtainable upon exercise of stock options.
(4) Includes 38,819 shares obtainable upon exercise of stock options and 2,617 shares held in the Bank's Employee Stock Ownership Plan.
(5) Includes 73 shares obtainable upon exercise of stock options.
(6) Includes 145 shares obtainable upon exercise of stock options.
(7) Includes 47,577 shares obtainable upon exercise of stock options and 6,982 shares allocable to executive officers under the Bank's Employee Stock Ownership Plan.

Item 13. Certain Relationships and Related Transactions

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

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    COMMUNITY BANKSHARES, INC.


                                    By  /s/ Gerald R. Emery
                                      -------------------------------------
                                      Gerald R. Emery
Dated: December 8, 1995                 Treasurer and Chief Financial Officer