Form 10-K
period 1995-12-31
COMMUNITY BANKSHARES INC /NH/
filed 1996-04-01
CIK 776815

                FORM 10-K.-ANNUAL REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
                                       or
[X] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JULY 1,1995 TO DECEMBER 31,1995.

                         Commission file number 0-14620
                         ------------------------------

                          COMMUNITY BANKSHARES, INC.
                          --------------------------
            (Exact name of registrant as specified in its charter)

       New Hampshire                                02-0394439
- -------------------------------                 ------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

          43 North Main Street, Concord, New Hampshire        03301
          ---------------------------------------------  -----------------
           (Address of principal executive offices)         (Zip Code)

     Registrant's telephone number, including area code    (603) 224-1100
                                                         ------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES [X] NO [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1996: $38,452,188 (excludes shares held by all directors and officers and by certain relatives of all such individuals).

Number of shares of Common Stock outstanding as of March 20, 1996: 2,405,502

Documents incorporated by reference: None

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

   (a) General development of business

   Community Bankshares, Inc. (Community) is a bank holding company organized in 1985 under New Hampshire statutes to acquire Concord Savings Bank ("Concord") upon Concord's conversion from a mutual savings bank to a guaranty stock savings bank (the "Conversion"). The Conversion was effected on May 8, 1986. Community is regulated by the Federal Reserve Board, and Concord by the New Hampshire Commissioner of Banks and by the FDIC. Concord is also a member of the Federal Home Loan Bank of Boston ("FHLB").

   Effective March 20, 1996, subsequent to the periods covered in this report, Community acquired Centerpoint Bank (Centerpoint) in a merger accounted for as a pooling of interests and pursuant to which Community exchanged 1.073 shares of its common shares (657,587 in total) for Centerpoint's 612,849 outstanding common shares. For further information see Note 17 of Notes to the Consolidated Financial Statements.

   (b) Financial information about industry segments.

   Community operates in only one industry segment and only within the United States. During 1995, Community's sole operations were those of Concord and its subsidiaries.

   (c) Description of business.

   The following description of the business of Community relates to the consolidated operations of Concord and its subsidiaries unless the context otherwise requires.

General

   During September 1995, Community's Board of Directors voted to change Community's fiscal year end from June 30 to December 31 effective December 31, 1995. As a result of this change in fiscal year, this report on Form 10-K covers the transition period ended December 31, 1995. As a result of the closing of the Centerpoint transaction, Community has expanded its marketshare into Hillsborough County in Southern New Hampshire.

   The principal business of Community consists of originating residential mortgage loans on property located primarily in New Hampshire, commercial loans and consumer loans, and attracting deposits to fund these assets. Community also maintains a portion of its assets in investment securities, which are primarily comprised of U.S. Government, federal agency, mortgage-backed securities and other bonds and obligations. As of December 31, 1995, Community had total assets of $409,498,000 with a loan portfolio of $266,695,000, representing 65.1% of total assets.

   Community's operations are conducted through four offices in Concord, New Hampshire and offices located in Weare and Tilton, New Hampshire. Community's principal market area encompasses Merrimack County in central New Hampshire. Residential mortgage loans are originated in much of the state and indirect automobile and recreational vehicle loans are originated through dealers located throughout the state.

   Funds for Community's lending and investment activities are provided primarily from deposits, amortization and repayment of outstanding loans and mortgage-backed securities, sales of mortgage loans into the secondary market and from borrowings, principally from the FHLB.

   Community is primarily a provider of deposit and loan products to individuals, households and small businesses located within its market area. At December 31, 1995, approximately 74% of Community's loans were to individuals and 26% to businesses.

Loan Portfolio

   At December 31, 1995, Community's net loan portfolio amounted to $266,695,000 (before allowance for possible loan losses), representing 65.1% of consolidated assets. The following table shows the composition of Community's portfolio by type of loan.

                                                                                At June 30,
                        At December 31,   ----------------------------------------------------------------------------------------
                             1995                1995              1994              1993              1992              1991
                        ---------------   ---------------   ---------------   ---------------   ---------------   ----------------
                         Amount     %      Amount     %      Amount     %      Amount     %      Amount     %      Amount     %
                        --------  -----   --------  -----   --------  -----   --------  -----   --------  -----   --------  ------
                                                                  (Dollars in Thousands)
Mortgage loans:
 Residential:
  Conventional .......  $ 71,236   26.8   $ 67,048   24.8   $ 65,566   29.5   $ 73,773   33.7   $ 61,772   29.7   $ 83,987   37.3
  FHA and VA..........       535    0.2        595    0.2        814    0.4        857    0.4        837    0.4      1,080
  Home equity.........    14,878    5.6     17,053    6.3     18,969    8.5     21,426    9.7     22,187   10.6     18,989    8.4
 Construction.........     2,821    1.1        489    0.2          -      -      1,312    0.6      1,227    0.6      5,553    2.5
 Commercial...........    54,308   20.4     53,716   19.8     40,078   18.0     35,288   16.1     35,651   17.1     33,247   14.7
                        --------  -----   --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
Total mortgage loans..   143,778   54.1    138,901   51.3    125,427   56.4    132,656   60.5    121,674   58.4    142,856   63.4
                        --------  -----   --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
Other loans:
 Installment:
  Indirect
   automobile and
   recreational
   vehicle...........     90,449   34.0    100,666   37.2     66,528   30.0     60,707   27.7     62,320   29.9     56,815   25.2
  Mobile home........     11,235    4.2     11,976    4.4     13,702    6.2     15,036    6.9     15,884    7.6     16,878    7.5
  Other..............      3,631    1.4      3,168    1.2      2,574    1.2      1,968    0.9      1,766    0.9      2,179    1.0
 Other consumer......      3,594    1.4      3,611    1.3      5,778    2.6      5,739    2.6      3,415    1.6      2,370    1.0
 Commercial..........     13,126    4.9     12,409    4.6      8,060    3.6      2,989    1.4      3,406    1.6      4,208    1.9
                        --------  -----   --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
Total other loans....    122,035   45.9    131,830   48.7     96,642   43.6     86,439   39.5     86,791   41.6     82,450   36.6
                        --------  -----   --------  -----   --------  -----   --------  -----   --------  -----   --------  -----
                         265,813  100.0    270,731  100.0    222,069  100.0    219,095  100.0    208,465  100.0    225,306  100.0
                                  =====             =====             =====             =====             =====             =====
Deferred loan
 origination
 (fees) costs........        882               730                40              (135)             (143)             (379)
                        --------          --------          --------          --------          --------          --------
                        $266,695          $271,461          $222,109          $218,960          $208,322          $224,927
                        ========          ========          ========          ========          ========          ========

  For additional information on loans, see Note 3 of Notes to the Consolidated Financial Statements.

   Mortgage Loans.   Community's principal lending activities have historically consisted of the origination of long-term loans collateralized by first or second mortgage liens on residential and commercial real estate. Community's mortgage loans are generally collateralized by real estate located in New Hampshire, although it is authorized to make loans on real estate located outside of the state.

   At December 31, 1995, approximately 60% of Community's long-term mortgage loans were collateralized by one-to-four family residential properties. The remaining 40% were collateralized by commercial and industrial properties and multi-family dwellings. At December 31, 1995, long-term fixed-rate mortgage loans totaled $8,613,000, or 2% of total assets. Shorter-term fixed, balloon and variable-rate mortgage loans at December 31, 1995 totaled $135,165,000, or 33% of total assets.

   Community originates fixed-rate residential mortgages primarily for sale to investors in the secondary mortgage market. Variable-rate mortgages may be sold to investors or retained in Community's loan portfolio. Community continues to service a large portion of the loans that it sells into the secondary market in order to maintain customer relationships and generate non-interest income through mortgage servicing fees. At December 31, 1995, residential mortgage loans serviced for others amounted to $345,328,000.

   Concord is a certified Small Business Administration ("SBA") lender. At December 31, 1995, SBA loans outstanding totaled $7,280,000, of which the majority were secured by commercial real estate.

   Occasionally, Community participates with other lenders in commercial loans collateralized by real estate. At December 31, 1995, Community held $12,490,000 in such loan participations.

   Other Loans.   Community has been an active originator of consumer loans for many years. The majority of Community's consumer loans are fixed-rate loans collateralized by automobiles and are written as installment sales contracts for terms ranging from three to five years. Although it is not actively originating mobile home loans at this time, Community has in the past written variable-rate mobile home loans. At December 31, 1995, the balance outstanding in variable-rate mobile home loans was $11,235,000. Other consumer loans are collateralized by recreational vehicles, boats, passbooks or bank certificates of deposit or are unsecured.

   Community originates indirect automobile and recreational vehicle loans through dealers throughout the state of New Hampshire. Indirect loans at December 31, 1995 amounted to $90,449,000. In order to continue serving the market for indirect automobile loans in New Hampshire, generate fee income from servicing these types of loans and manage Community's balance sheet, Community periodically sells automobile loans while retaining the right to service these loans. At December 31, 1995, Community serviced $25,942,000 of indirect automobile loans for others. At December 31, 1995, Community had an agreement to sell up to an additional $24,000,000 of newly originated automobile loans on a best efforts basis.

   Community offers home equity lines of credit, a revolving credit line secured by a first or second mortgage lien on residential real estate generally located within New Hampshire. At December 31, 1995, home equity lines of credit totaled $28,885,000, with an outstanding balance of $14,878,000.

   Commercial loans, other than those secured by real estate, amounted to $13,126,000 at December 31, 1995. These non-real estate commercial loans primarily consist of loan products designed for small businesses. Such products included SBA loans, Business Manager (an accounts receivable financing vehicle) and Business Express CreditLine.

   Contractual Loan Maturities. The following table sets forth the December 31, 1995 contractual loan maturities for Community and amounts due after one year, classified according to the sensitivity to changes in interest rates.

                                       Within   From 1 to   After
                                       -------  ---------  --------
                                       1 Year    5 Years   5 Years    Total
                                       -------  ---------  --------  --------
                                                   (in Thousands)
Mortgage loans:
  Residential.......................   $ 1,240   $ 10,660  $ 74,588  $ 86,488
  Construction......................     2,813          -         -     2,813
  Commercial........................     3,871      9,812    40,429    54,112
                                       -------   --------  --------  --------
    Total mortgage loans............     7,924     20,472   115,017   143,413
Other loans:
  Installment and consumer..........    11,066     85,443    13,630   110,139
  Commercial........................     5,713      4,026     3,404    13,143
                                       -------   --------  --------  --------
    Total other loans...............    16,779     89,469    17,034   123,282
                                       -------   --------  --------  --------
    Total loans, gross..............   $24,703   $109,941  $132,051  $266,695
                                       =======   ========  ========  ========
Loans maturing after one year with:
 Fixed interest rates:
  Commercial........................             $  4,654  $  1,481  $  6,135
  All other.........................               85,503     8,572    94,075
                                                 --------  --------  --------
    Total...........................               90,157    10,053   100,210
 Variable interest rates:
  Commercial........................                9,184    42,352    51,536
  All other.........................               10,600    79,646    90,246
                                                 --------  --------  --------
    Total...........................               19,784   121,998   141,782
                                                 --------  --------  --------
   Total............................             $109,941  $132,051  $241,992
                                                 ========  ========  ========

Delinquent Loans and Real Estate Acquired by Foreclosure. Loans are considered delinquent when any payment of principal and/or interest is 30 days or more past due. Nonaccrual loans include impaired loans and are those loans on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. Upon such discontinuance, all unpaid accrued interest is reversed against the current period's earnings. A non-impaired loan which has principal or interest payments contractually past due 90 days may remain on accrual status, however, if value of the collateral securing the loan is sufficient to cover principal and accrued interest, and the loan is in the process of collection. Community uses a formal procedure for notifying borrowers of payments contractually past due and for the assessment of late charges. Community works with delinquent borrowers to seek a satisfactory repayment schedule, but will undertake foreclosure or repossession proceedings as appropriate to recover the amount owed. At December 31, 1995, real estate acquired by foreclosure totaled $566,000. Such properties are carried at the lower of cost or fair value minus costs to sell. For further information, see
Note 1 of Notes to Consolidated Financial Statements.

   The table below shows loans on non-accrual status, restructured loans, real estate acquired by foreclosure or substantively repossessed and other repossessed assets.

                                                                             June 30,
                                           December 31   --------------------------------------------------
                                              1995         1995      1994      1993      1992       1991
                                          -------------  --------  --------  --------  ---------  ---------
                                                               (Dollars in Thousands)
Nonaccrual loans ...................         $1,331      $1,730    $  730    $3,117    $ 3,681    $ 7,395
Restructured loans..................              -           -       174       162      2,084        577
                                          ------------   -------   ------    ------    -------    -------
  Total non-performing loans........          1,331       1,730       904     3,279      5,765      7,972
                                          ------------   ------    ------    ------    -------    -------
Real estate acquired by foreclosure.            566       1,134       836     2,568      6,725      6,613
Other assets acquired...............            333         368       242       258        420      1,132
                                          ------------   ------    ------    ------    -------    -------
  Total assets acquired toward
   satisfaction of debt.............            899       1,502     1,078     2,826      7,145      7,745
                                          ------------   ------    ------    ------    -------    -------
Total non-performing assets.........          2,230       3,232     1,982     6,105     12,910     15,717
Loans delinquent 90 days or more and
 still accruing.....................             54           -         -        16          1         10
                                          ------------   ------    ------    ------    -------    -------
  Total non-performing assets and
   loans delinquent 90 days or more
   and still accruing...............         $2,284      $3,232    $1,982    $6,121    $12,911    $15,727
                                          ============   ======    ======    ======    =======    =======
 Total non-performing assets as a
  percent of total loans and
  assets acquired toward
  satisfaction of debt..............           0.83%       1.18%     0.89%     2.75%      5.99%      6.76%
                                          ============   ======    ======    ======    =======    =======

  At December 31, 1995, impaired loans, which are included in nonaccrual loans in the table above, amounted to $526,000.

   Since June 30, 1991, Community has made progress toward resolving its non-performing assets. Community made substantial reductions in non-performing assets during fiscal 1994 resulting in a decline from $6,105,000 at June 30, 1993 to $1,982,000 at June 30, 1994, a decrease of 67.5%. At June 30, 1995, non-
performing assets had increased to $3,232,000. Of this increase, $1,231,000 was related to two commercial loans, which were originated prior to 1990 and which were previously performing, being placed on non-accruing status by Community during the third quarter of fiscal 1995. One of these two commercial loans repaid during the quarter ended December 31, 1995 and accounted for the majority of the decline in non-performing assets to $2,230,000. The decrease in restructured loans during fiscal 1993 was primarily due to one commercial credit that returned to a performing status after complying with its restructured terms for more than a year.

   At December 31, 1995, Community had one residential mortgage loan that was delinquent 90 days or more and still accruing. Management has reviewed the circumstances of this loan and concluded that non-accrual status is unwarranted because the loans collateral is sufficient to cover principal and accrued interest and the loan is in process of collection.

   Management is not aware of any potential problem loans, which have not already been identified and disclosed above, which would have a material effect on Community. In addition, there are no known loan concentrations in excess of 10.00% of total loans.

   See "MANAGEMENT'S DISCUSSION AND ANALYSIS--Asset Quality," "--Risk Characteristics of the Loan Portfolio" and Notes 1, 3 and 6 of Notes to the Consolidated Financial Statements.

   Summary of Loan Loss Experience.   Community maintains an allowance for
possible losses on loans. The provision for possible loan losses is based on management's assessment of the adequacy of the allowance for possible loan losses after considering known and inherent risks in the loan portfolio, existing and expected economic conditions, the level of non-performing loans, past loan loss experience and loan growth.

   The following table analyzes movements in the allowance during the periods indicated:

                                                      Six Months
                                                        Ended                    Years Ended June  30,
                                                     December 31,   ------------------------------------------------
                                                         1995         1995      1994      1993      1992      1991
                                                     ------------   --------  --------  --------  --------  --------
                                                                         (Dollars in Thousands)
Balance of allowance at beginning of period.....       $2,970       $ 3,351   $ 3,822   $ 3,958   $ 3,982   $ 6,264
Provision for possible loan losses..............          375           475       625     2,150     2,950     2,500
                                                       ------       -------   -------   -------   -------   -------
Recoveries of loans previously charged-off:
   Mortgage loans...............................          211           273       417       261       152       212
   Indirect consumer loans......................           51            75        61        59        43        52
   Mobile home loans............................           35            73        42         9         7        20
   Commercial loans.............................            5            27        69        21       136        11
   Other loans..................................           10            18        23        28        21        43
                                                       ------       -------   -------   -------   -------   -------
                                                          312           466       612       378       359       338
                                                       ------       -------   -------   -------   -------   -------
                                                        3,657         4,292     5,059     6,486     7,291     9,102
                                                       ------       -------   -------   -------   -------   -------
Charge-offs:
   Mortgage loans...............................         (181)         (522)     (915)   (1,900)   (1,724)   (3,970)
   Indirect consumer loans......................         (151)         (175)     (185)     (172)     (356)     (353)
   Mobile home loans............................         (265)         (601)     (558)     (482)     (924)     (476)
   Commercial loans.............................           (6)           --       (12)      (53)     (206)     (243)
   Other loans..................................          (47)          (24)      (38)      (57)     (123)      (78)
                                                       ------       -------   -------   -------   -------   -------
                                                         (650)       (1,322)   (1,708)   (2,664)   (3,333)   (5,120)
                                                       ------       -------   -------   -------   -------   -------
Balance of allowance at end of period...........       $3,007       $ 2,970   $ 3,351   $ 3,822   $ 3,958   $ 3,982
                                                       ======       =======   =======   =======   =======   =======
Allowance for possible loan losses
 expressed as a percent of total loans at
 end of period..................................         1.13%         1.09%     1.51%     1.75%     1.90%     1.77%
Loan charge-offs, net of recoveries, during
 each period expressed as an annualized
 percentage of average total loans during
 the period.....................................         0.25%         0.34%     0.48%     1.03%     1.38%     2.13%

   Lower levels of net charge-offs and improved asset quality over the past five years has allowed Community to bring its allowance for possible loans losses as a percent of total loans down to 1.13% at December 31, 1995 as compared to 1.77% at June 30, 1991.

   The following table sets forth the breakdown of the allowance for possible loan losses by loan category and the percentage of loans in each category to total loans at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                                                                     At June 30,
                               At December 31,   -----------------------------------------------------------------------------------
                                     1995             1995             1994             1993             1992             1991
                               ----------------  ---------------  ---------------  ---------------  ---------------  ---------------
                                Amount     %     Amount     %     Amount     %     Amount     %     Amount     %     Amount     %
                               --------  ------  -------  ------  -------  ------  -------  ------  -------  ------  -------  ------
                                                                      (Dollars in Thousands)
Balance of allowance at end
 of period applicable to:
  Mortgage loans.............    $1,262   54.1    $1,124   51.3    $1,074   56.4    $1,602   60.5    $1,697   58.4    $1,914   63.4
  Indirect consumer loans....       688   34.0       763   37.2       667   30.0       607   27.7       779   29.9       852   25.2
  Mobile home loans..........       605    4.2       638    4.4       632    6.2       486    6.9       471    7.6       337    7.5
  Commercial loans...........       146    4.9       150    4.6       103    3.6        33    1.4       105    1.6       197    1.9
  Other loans................        54    2.8        51    2.5       125    3.8       116    3.5        78    2.5       125    2.0
  Unallocated................       252    n/a       244    n/a       750    n/a       978    n/a       828    n/a       557    n/a
                                 ------  -----    ------  -----    ------  -----    ------  -----    ------  -----    ------  -----
                                 $3,007  100.0    $2,970  100.0    $3,351  100.0    $3,822  100.0    $3,958  100.0    $3,982  100.0
                                 ======  =====    ======  =====    ======  =====    ======  =====    ======  =====    ======  =====

   At December 31, 1995, the portion of the allowance for possible loan losses allocated to mortgage loans, in the table above, includes an allocation of $84,000 for two commercial impaired loans which totaled $526,000.

   See "MANAGEMENT'S DISCUSSION AND ANALYSIS--Asset Quality" and "--Risk Characteristics of the Loan Portfolio."


Investment Activities

   Community maintains a portion of its assets in short-term interest-bearing deposits in other banks and in investment securities, which consist primarily of U.S. Government and Agency obligations and mortgage-backed securities of which the majority are guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association ("FNMA"). Other investments include corporate bonds and obligations, municipal investments, marketable equity securities and stock in the FHLB.

   At December 31, 1995, investment securities classified as "available for sale" amounted to $54,141,000 and investment securities classified as "held to maturity" amounted to $43,529,000. Community did not have any securities classified as "trading securities". At December 31, 1995, the tax affected unrealized net gains on securities "available for sale" was $711,000 and is carried as a component of stockholders' equity.

   At December 31, 1995, Community owned mortgage-backed securities having a carrying value of $36,850,000 and an unrealized net gain of $360,000. Substantially all of Community's mortgage-backed securities are guaranteed by FHLMC, FNMA or GNMA. Of the total mortgage-backed securities at December 31, 1995, $18,991,000 bear a fixed interest rate and $17,859,000 bear either an adjustable or variable interest rate. The market values of mortgage-backed securities change with market and economic conditions. The most significant factors affecting market value are prepayments of the underlying loans and interest rates. As interest rates increase, prepayments generally decline, causing an extension of the expected maturity and a decline in market value. The converse is generally true when interest rates decrease. The market value of fixed-rate mortgage-backed securities is generally more sensitive to market interest rate changes than adjustable or variable interest rate mortgage-backed securities. Mortgage-backed securities are expected to have shorter average lives than their contractual maturities because borrowers may repay obligations without prepayment penalties.

   A breakdown of yields (based on amortized cost) and contractual maturities for investment securities (excluding marketable equity securities) at December 31, 1995 is presented below.

                                                    After One But       After Five But          After Ten
                              Within One Year     Within Five Years    Within Ten Years           Years                Total
                            -------------------  -------------------  -------------------  -------------------  -------------------
                            Carrying  Weighted   Carrying  Weighted   Carrying  Weighted   Carrying  Weighted   Carrying  Weighted
                             Value     Avg Yld    Value     Avg Yld    Value     Avg Yld    Value     Avg Yld    Value     Avg Yld
                            --------  ---------  --------  ---------  --------  ---------  --------  ---------  --------  ---------
                                                                    (Dollars in Thousands)
Available for Sale:
  U.S. Government and
   Agency obligations....    $ 4,009    5.17%    $24,617     6.68%    $   --        --%    $    --          %   $28,626      6.46%
  Municipal investments..        784    4.91         187     6.32                                                   971      5.18
  Mortgage-backed
   securities............         --      --       2,449     5.93      2,970      5.11      18,859      6.81     24,278      6.51
                             -------             -------              ------               -------              -------
                             $ 4,793    5.13     $27,253     6.61     $2,970      5.11     $18,859      6.81    $53,875      6.46
                             =======             =======              ======               =======              =======
Held to Maturity:
  U.S. Government and
   Agency obligations....    $16,983    6.56     $13,974     6.01     $   --        --     $    --        --    $30,957      6.31
  Mortgage-backed
   securities............         --      --      11,670     6.02         --        --         902      6.79     12,572
                             -------             -------              ------               -------              -------
                             $16,983    6.56     $25,644     6.01     $   --        --     $   902      6.79    $43,529
                             =======             =======              ======               =======              =======

  Community's investment portfolio is managed by Community's officers in accordance with the investment policy established by the Finance Committee of Community's Board of Directors and with the advice of professional investment advisors. The objectives of Community's investment policy are to provide liquidity, diversification of assets and earnings. At December 31, 1995, Community did not hold any security which exceeded 10% of Community's stockholders' equity other than FHLB common stock.

  See "MANAGEMENT'S DISCUSSION AND ANALYSIS--Investment Securities" and Notes 1 and 2 of Notes to the Community Consolidated Financial Statements.


Sources of Funds

   Deposits.   The majority of Community's deposits are derived from customers who reside or work in Merrimack County, New Hampshire. Community receives a smaller volume of deposits from customers residing in a number of communities across New Hampshire and from outside of the state. By choice, Community currently accepts no brokered deposits.

   Because convenience is an important factor in attracting deposits, Community operates four offices located in the City of Concord, each with ample parking and three with "drive-up" bays. Community also operates offices located to the west of Concord in Weare, New Hampshire and to the north of Concord in Tilton, New Hampshire. Community operates automatic teller machines at all of its locations and at four off-site locations in Concord, Contoocook, Epsom, and Tilton, New Hampshire. Concord is a member of an electronic funds transfer network that allows customers to access cash from their accounts through ATMs located throughout the state of New Hampshire and throughout the United States.

   Community's deposits consist of savings accounts, NOW accounts, demand deposit accounts, money market deposit accounts, club accounts, variable-rate term certificates of deposit and fixed-rate term certificates of deposit offering maturities of up to five years. The flow of deposits is influenced significantly by general economic conditions, changes in money markets and prevailing interest rates. Community has maintained a competitive deposit pricing structure within its market to achieve controlled growth and increase its market share.

  The following table presents the distribution of Community's average deposits outstanding and the annualized average interest rates paid on such deposits during the periods indicated.

                                          Six Months Ended                     Years Ended June 30,
                                            December 31,       -----------------------------------------------------
                                                1995                 1995               1994               1993
                                          -----------------    ----------------    ---------------    ---------------
                                                                    (Dollars in Thousands)
Non-interest bearing deposits...........  $ 17,869       --%   $ 13,581      --%   $ 10,112     --%   $  6,705     --%
                                          --------             --------            --------           --------
Savings deposits:
  Savings, club and escrow accounts.....    79,945     2.95      91,423    2.97      97,262   2.92      87,082   3.33
  Interest bearing NOW accounts.........    22,841     1.44      21,668    1.91      19,429   1.98      15,921   2.39
  Money market accounts.................     9,365     2.93      11,515    2.70      13,741   2.64      16,840   3.22
                                          --------             --------            --------           --------
    Total savings deposits..............   112,151     2.64     124,606    2.76     130,432   2.75     119,843   3.19

Time certificates of deposit............   184,277     5.74     162,066    4.97     146,364   4.58     150,461   5.12
                                          --------             --------            --------           --------
    Total deposits......................  $314,297     4.30    $300,253    3.83    $286,908   3.59    $277,009   4.16
                                          ========             ========            ========           ========


  Outstanding time certificates of deposit in amounts of $100,000 or more mature as follows:

                            At December 31,1995
                            --------------------
                              (In Thousands)
Within 3 months...........         $ 8,899
Over 3 through 6 months...           6,034
Over 6 through 12 months..           5,950
Over 12 months............           5,234
                                   -------
  Total...................         $26,117
                                   =======

See "MANAGEMENT'S DISCUSSION AND ANALYSIS--Deposits" and Note 7 of Notes to the Community Consolidated Financial Statements.

   Borrowings.   Concord may obtain advances from the FHLB upon pledging as collateral the common stock of the FHLB that it owns and certain of its investment securities and residential mortgage loans, provided certain standards related to creditworthiness are met. Such advances are made under several different credit programs, each of which has its own interest rate and range of maturities. FHLB borrowings have been utilized for loan portfolio growth, asset/liability management, liquidity and/or operational needs. At December 31, 1995, Concord had outstanding advances and available borrowing capacity with the FHLB of $54,549,000 and approximately $90,000,000, respectively.

   Community also uses repurchase agreements as a source of funds. Repurchase agreements outstanding at December 31, 1995 amounted to $4,675,000 and carried maturities of three months or less. U.S. Government and Agency securities with a book value of $4,770,000 and a fair value of $4,794,000 were pledged as collateral and held by custodians to secure the agreements at December 31, 1995.

   See "MANAGEMENT'S DISCUSSION AND ANALYSIS--Borrowed Funds" and Notes 8 and 9 of Notes to the Community Consolidated Financial Statements.

Asset/Liability Management

   It is Community's policy to manage its assets and liabilities in a manner that minimizes interest rate risk exposure while meeting the needs of Community's customers. The following provides insight into the sensitivity of Community's earnings to changes in interest rates as of December 31, 1995.


                                                       0-1         1-3        3-5      Over 5
                                                      Year        Years      Years      Years     Total
                                                    ---------   ---------   --------   --------   ------
                                                                    (Dollars in Thousands)
Assets Subject to Interest Rate Adjustment:
  Interest-bearing deposits in other banks.........   $ 11,322    $     --     $    --   $    --    $ 11,322
  Investment securities available for sale.........      5,059      24,804          --        --      29,863
  Investment securities held to maturity...........     16,983      13,974          --        --      30,957
  Mortgage-backed securities available for sale....      9,577      14,701          --        --      24,278
  Mortgage-backed securities held to maturity......      2,862       5,287       4,423        --      12,572
  Federal Home Loan Bank stock.....................      3,803          --          --        --       3,803
  Mortgage loans held for sale.....................      2,940          --          --        --       2,940
  Mortgage loans:
    Home equity....................................     14,569         189          --        --      14,758
    Residential....................................     32,337      22,358       9,396     7,252      71,343
    Commercial and construction....................     40,732      13,156         534     1,906      56,328
  Other loans:
    Indirect automobile and recreational vehicle...     41,451      31,938      14,125     3,954      91,468
    Mobile home....................................      9,260       1,720          --       164      11,144
    Other consumer.................................      4,970       1,254         989        --       7,213
    Commercial.....................................     12,967         104          39        --      13,110
                                                      --------    --------     -------   -------    --------
      Total........................................   $208,832    $129,485     $29,506   $13,276    $381,099
                                                      ========    ========     =======   =======    ========
Liabilities Subject to Interest Rate Adjustment:
  Deposits:
    Savings, escrow and club accounts..............   $ 26,007    $ 52,837     $    --   $    --     $ 78,844
    Interest-bearing NOW accounts..................      4,868      18,619          --        --      23,487
    Money market accounts..........................      2,261       6,785          --        --       9,046
    Time certificates of deposit...................    124,003      54,839       6,753        --     185,595
  Borrowed funds...................................     52,687       6,299         548        --      59,534
                                                      --------    --------     -------   -------    --------
      Total........................................   $209,826    $139,379     $ 7,301   $    --    $356,506
                                                      ========    ========     =======   =======    ========
Excess (deficiency) of rate sensitive assets
 over rate sensitive liabilities...................   $   (994)   $ (9,894)    $22,205   $13,276    $ 24,593
                                                      ========    ========     =======   =======    ========
Cumulative excess (deficiency).....................   $   (994)   $(10,888)    $11,317   $24,593
                                                      ========    ========     =======   =======
Cumulative rate sensitive assets as a
 percent of cumulative rate sensitive liabilities..      99.53%      96.88%     103.17%   106.90%
                                                      ========    ========     =======   =======
Cumulative excess (deficiency) as a percent of
 total rate sensitive assets.......................      (0.26)%     (2.86)%      2.97%     6.45%
                                                      ========    ========     =======   =======

   The effect of interest rate changes on the assets and liabilities of a financial institution such as Community may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity "gap" is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.

  Management uses its judgment in classifying assets and liabilities into the various interest sensitivity time periods, taking into consideration certain assumptions based on Community's historical experience and other relevant data. Non-accruing loans amounting to $1,331,000 have been excluded from this analysis. The analysis takes into consideration next repricing dates on variable-rate instruments. Amortization on some of Community's loans and mortgage-backed securities has been estimated, based on historical trends, and included in shorter time periods even though the contractual maturity of such loans and securities may be further out. While savings, NOW and MMDA accounts allow for immediate withdrawal and interest rate adjustment, based on Community's historical experience they are generally considered more stable and are classified proportionately according to their established sensitivities in the "0-1
Year" and "1-3 Year" categories.

   Community had a negative gap of under 1% of total rate sensitive assets at December 31, 1995 in the "0-1 Year" category.


Competition

   Community experiences substantial competition in attracting and retaining deposit accounts and in making mortgage and other loans. Including Concord, there are 45 banking offices of 14 federally-insured depository institutions within Community's principal market area of Merrimack County, which does not include the non-bank financial service providers which also operate in Community's market area. Based on June 30, 1995 data compiled by the FDIC, the branches of Concord located within Merrimack County had total deposits of $295,181,000, which represented 18% of the total deposits in competing bank and credit union offices located in Merrimack County. Concord ranked first in terms of total deposits located in these institutions in Merrimack County, based on the FDIC's June 30, 1995 data.

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

Regulation and Supervision

   Community is subject to regulation by the Federal Reserve Board and to periodic reporting and examination requirements of the Bank Commissioner of the State of New Hampshire. Concord is subject to regulation, supervision and examination by the Bank Commissioner and the Federal Deposit Insurance Corporation (FDIC), whos Bank Insurance Fund ("BIF") insures Concords deposit accounts up to the maximum allowed by law. Concord derives its lending and investment powers from New Hampshire law, under which the Bank Commissioner has specific statutory jurisdiction over certain banking activities such as mergers and the creation of new powers. In addition, the establishment of branches is subject to approval of the New Hampshire Board of Trust Company Incorporation and the FDIC. Both New Hampshire and federal law contain restrictions on, and require regulatory approvals of, acquisitions by Community or Concord, State and federal regulations further require that Concord maintain various reserves and that it meet certain capital and liquidity requirements. Concord is in compliance with all such requirements.

   Federal regulations prohibit banking companies from paying dividends on their stock if the effect would cause stockholders equity to be reduced below applicable regulatory capital requirements or if such declaration and payment would otherwise violate regulatory requirements. For additional information, See "MANAGEMENT'S DISCUSSION AND ANALYSIS--Liquidity and Capital Resources."

Personnel

   As of December 31, 1995, Community and its subsidiaries had a total of 153 full-time and 41 part-time employees. None of Community's employees is subject to a collective bargaining agreement.

ITEM 2. PROPERTIES

   Community's main office, which is owned by Community, is located at 43 North Main Street, Concord, New Hampshire, in the center of the downtown business district. At present, Community does not require all of the space available in this building and has leased approximately one half of it to retail businesses.

   Community owns two of its branch offices in Concord, each of which is located in a modern, one-story building. The other Concord branch office is a leased facility located on the Steeplegate Mall property. Community's branch offices located in Weare and Tilton, New Hampshire are also leased. Community owns a three-story building in downtown Concord of which two stories are currently serving as its operations center and the other floor is leased to another local business.

ITEM 3. LEGAL PROCEEDINGS

   There are no material legal proceedings pending against Community or any of its subsidiaries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

                                    PART II

ITEM 5.  MARKET FOR THE COMPANYS COMMON STOCK AND RELATED SECURITY HOLDER
MATTERS

COMMON STOCK INFORMATION

   At January 31, 1996, there were 927 shareholders of record of common stock. The common stock of Community Bankshares, Inc. is traded and quoted on the National Association of Securities Dealers, Inc. (NASDAQ) National Market System under the symbol "CBNH". The following table represents common stock information as reported by NASDAQ.

                                      Dividends
                                      per Share  Share Volume Traded     High     Low
- ----------------------------------------------------------------------------------------
Six Months Ended December 31, 1995
  Second Quarter (12/31/95)           $0.15       340,591               $19.25   $16.500
  First Quarter (9/30/95)              0.14       177,504                17.25    15.750
Fiscal Year Ended June 30, 1995
  Fourth Quarter                      $0.13       230,175               $17.25   $15.250
  Third Quarter                        0.13       227,201                16.25    12.875
  Second Quarter                       0.13       178,655                16.25    12.875
  First Quarter                        0.12       292,397                16.25    14.500
Fiscal Year Ended June 30, 1994
  Fourth Quarter                      $0.11       120,150               $15.50   $13.250
  Third Quarter                        0.08       213,806                14.50    11.000
  Second Quarter                       0.05       172,855                14.50    11.000
  First Quarter                           -       218,865                12.75     8.250

  The declaration of future dividends will depend, subject to the discretion of the Board of Directors, on a number of factors including operating results, financial condition, capital adequacy, regulatory and tax considerations and other factors. For further information, See "MANAGEMENT'S DISCUSSION AND ANALYSIS--Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

                                              At or for the Six Months
(Dollars in Thousands Except Per Share Data)     Ended December 31,               At or for the  Years Ended June  30,
                                            ----------------------------  ----------------------------------------------------
                                               1995            1994         1995       1994       1993       1992       1991
                                            -----------    -------------  ---------  ---------  ---------  ---------  --------

Results of Operations:
Interest and dividend income............     $ 16,124      $ 13,004       $ 28,241   $ 23,218   $ 24,636   $ 26,671   $ 28,996
Interest expense........................        8,902         6,180         14,244     10,736     11,974     15,936     19,996
                                             --------      --------       --------   --------   --------   --------   --------
    Net interest and dividend income....        7,222         6,824         13,997     12,482     12,662     10,735      9,000
Provision for possible loan losses......          375           200            475        625      2,150      2,950      2,500
                                             --------      --------       --------   --------   --------   --------   --------
    Net interest and dividend income
     after provision for possible
     loan losses........................        6,847         6,624         13,522     11,857     10,512      7,785      6,500
Non-interest income.....................        1,497           939          2,036      2,558      2,879      2,528      1,806
Non-interest expense....................        6,119         5,290         10,720     10,467     11,170      9,969      8,907
                                             --------      --------       --------   --------   --------   --------   --------
    Income before income taxes..........        2,225         2,273          4,838      3,948      2,221        344       (601)
Income taxes............................          854           728          1,551        858         --         85     (1,088)
                                             --------      --------       --------   --------   --------   --------   --------
    Net income..........................     $  1,371      $  1,545       $  3,287   $  3,090   $  2,221   $    259   $    487
                                             ========      ========       ========   ========   ========   ========   ========

Ending Balance Sheet Data:
Assets..................................     $409,498      $379,552       $425,714   $346,136   $320,567   $312,019   $293,674
Investment Securities...................      101,473       100,494        115,965    100,515     64,958     74,693     44,765
Loans...................................      266,695       256,323        271,461    222,109    218,960    208,322    224,927
Allowance for Possible Loan Losses......        3,007         3,095          2,970      3,351      3,822      3,958      3,982
Real Estate Acquired by Foreclosure.....          566         1,258          1,134        836      2,568      6,725      6,613
Deposits................................      315,538       302,542        308,556    292,925    285,609    272,068    238,369
Borrowed Funds..........................       59,534        43,519         82,768     23,507      4,810      8,529     29,584
Stockholders Equity.....................       30,790        26,810         29,398     26,625     23,849     21,406     20,995

Per Share Data and Other Selected Ratios:
Earnings Per Common and Common
 Equivalent Share.......................     $   0.77      $   0.86       $   1.84   $   1.73   $   1.28   $    .15   $    .29
Dividends Paid Per Share................         0.29          0.25           0.51       0.24         --         --         --
Book Value Per Share....................        17.70         15.43          16.94      15.27      13.93      12.70      12.48
Dividend Payout Ratio...................        37.66%        29.07%         27.72%     13.87%        --%        --%        --%

Return on Average Assets (1)............         0.65%         0.82%          0.87%      0.94%      0.71%      0.09%      0.17%
Return on Average Equity (1)............         9.07         11.05          11.90      11.68       9.73       1.19       2.26
Net Interest Margin (1).................         3.66          4.01           3.89       4.02       4.27       3.83       3.29
Stockholders Equity to Assets
 at Period End..........................         7.52          7.06           6.91       7.69       7.43       6.86       7.15
Average Stockholders Equity
 to Average Assets......................         7.21          7.59           7.31       8.04       7.30       7.29       7.38

(1) Ratios for the six months ended December 31, 1995 and 1994 are annualized.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

   Managements Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K and the tables appearing throughout this section and the section labeled "Item 1. Description of Business".

   During September 1995, Community's Board of Directors voted to change Community's fiscal year end from June 30 to December 31 effective December 31, 1995. As a result of this reporting transition, the financial condition section of this Managements Discussion and Analysis covers December 31, 1995, as well as June 30, 1995, and 1994 and the results of operations sections covers the six months ended December 31, 1995 as compared to the twelve months ended June 30, 1995 and a comparison of the three years ended June 30, 1995.

   Effective March 20, 1996, subsequent to the periods covered in this report, Community completed its acquisition of Centerpoint Bank (Centerpoint) in a merger accounted for as a pooling of interests and pursuant to which Community exchanged 1.073 shares of its common shares (657,587 in total) for Centerpoint's 612,849 outstanding common shares. For further information see Note 17 of Notes to the Consolidated Financial Statements.

  The market area in which Community operates has experienced slow economic growth during the last year and a half compared to the rapid growth experienced prior to the recessionary period of the late 1980s and early 1990s. General economic trends in Community's market area during the past few years have been positive. The Merrimack County area has experienced growth in population and jobs and declining unemployment since the end of an opposite, recessionary trend in the early 1990s.

Financial Condition

   Community's total assets amounted to $409,498,000 at December 31, 1995 which represents a decrease of $16,216,000 from $425,714,000 at June 30, 1995. In an effort to reduce its dependency on higher costing borrowed funds and to take advantage of market conditions, Community repaid maturing borrowed funds with proceeds from consumer loan sales and investment security maturities and sales.

   Community achieved a 23.0% growth in total assets during the fiscal year ended June 30, 1995 with total assets amounting to $425,714,000 at June 30, 1995 as compared to $346,136,000 at June 30, 1994. Loans, primarily in indirect auto lending through dealers, provided the majority of the asset growth for the fiscal year ended June 30, 1995.

   At December 31, 1995, Community's equity to assets ratio was 7.52%, its tier 1 leverage ratio was 7.02% and its total risk-based capital ratio was 12.08%, as compared to 6.91%, 7.07% and 11.31%, respectively, at June 30, 1995. The capital ratios at June 30, 1994 were 7.69%, 7.94% and 13.39%, respectively. All of these capital ratios exceeded published regulatory minimums.

Investment Securities

   At December 31, 1995, Community's investment securities classified as available for sale amounted to $54,141,000, or 55% of total investment securities with the remaining securities of $43,529,000, or 45%, classified as held to maturity. At June 30, 1995, securities available for sale and held to maturity amounted to $58,754,000 and $53,408,000, respectively, which represented 52% and 48%, respectively, of total investment securities. At June

30, 1994 securities available for sale and held to maturity amounted to $64,795,000 and $33,860,000, respectively, which represented 66% and 34%, respectively, of total investment securities.

   In 1995, the Financial Accounting Standards Board allowed a one-time reassessment of the appropriateness of the classification of all securities held, and Community reclassified $3,953,000 of securities held to maturity to available for sale during November 1995. At the time of reclassification, there were $58,000 in unrealized gains and no unrealized losses relating to the securities transferred. For further information, see Note 2 to Notes to Consolidated Financial Statements.

   Concord, as a member, owned Federal Home Loan Bank stock of $3,803,000 at December 31, 1995 and June 30, 1995 compared to $1,860,000 at June 30, 1994.

   Tax affected unrealized net gains on securities available for sale, amounted to $711,000 at December 31, 1995 and $328,000 at June 30, 1995 compared to unrealized net losses of $262,000 at June 30, 1994.

   Also, during the last quarter of the fiscal year ended June 30, 1995, Concord securitized $5,551,000 of residential mortgage loans with Fannie Mae and transferred them from loans to securities available for sale on the balance sheet.

Risk Characteristics of the Loan Portfolio

    Total loans decreased by $4,766,000 from $271,461,000 at June 30, 1995 to $266,695,000 at December 31, 1995. The decrease in loans was primarily due to the sale of $17,366,000 of indirect automobile loans during the six months ended December 31, 1995.

   The majority of the asset growth during the fiscal year ended June 30, 1995 was in the loan portfolio. Total loans increased by $49,352,000, or 22.2%, from $222,109,000 at June 30, 1994 to $271,461,000 at June 30, 1995. With the
consolidation that has been taking place over the past few years in the New Hampshire banking industry, Community has taken advantage of market opportunities to expand and develop new lending relationships.

   Community has originated a large number of automobile and recreational vehicle loans through dealers throughout New Hampshire for more than ten years and understands the challenges and risks associated with this business. With the addition of experienced, high level personnel Community substantially increased its number of active dealer relationships during the fiscal year ended June 30, 1995 resulting in significant growth in loan originations in indirect loans since that time. At December 31, 1995, the balance of indirect automobile and recreational vehicle loans through dealers was $91,679,000, or 34% of total loans as compared to $101,744,000 and $66,699,000, respectively, or 38% and 30%, respectively, of total loans at June 30, 1995 and 1994.

   In order to continue serving the market for indirect automobile loans in New Hampshire, generate fee income from servicing these types of loans and manage Community's balance sheet, Community has developed the ability to sell automobile loans, while retaining the right to service these loans. During the six months ended December 31, 1995, Community sold $17,366,000 of automobile loans. It also sold $11,591,000 during the fiscal year ended June 30, 1995. As part of the sales agreement relating to the sale of the majority of these loans, Community is obligated to assume a certain portion of credit losses should they occur and has accrued $139,000 to absorb such possible losses. Community has an agreement in place to sell up to an additional $24,000,000 of new loan production with credit enhancement on a best efforts basis.

   Total commercial loans, which includes commercial mortgage, construction and non-real estate commercial loans, grew by $3,677,000 during the six months ended December 31, 1995. During the fiscal year ended June 30, 1995, Community used market opportunities in the commercial lending area to grow commercial loans by $18,333,000. Of Community's commercial loan portfolio at December 31, 1995, which represents 26% of total loans, $7,280,000, or 10%, of commercial loans which were originated under various Small Business

Administration (SBA) programs. For further information on loans, see Note 3 of Notes to the Consolidated Financial Statements.

  Commercial and consumer (indirect automobile and recreational vehicle) lending may entail additional risks compared to residential mortgage lending. Commercial loans may involve large loan balances to single or groups of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the properties and thus may be subject to a greater extent to adverse conditions in the local real estate market or in the economy in general. Money lent for consumer loans may be expensive and time consuming to recover in the event of default.

  Community continues to use the same loan underwriting criteria and loan review process that has reduced non-performing assets to the lower levels that have been maintained over the past few years. This, in addition to an experienced collections department, has kept loan delinquencies and loan charge-offs at low levels, particularly in the consumer loan portfolio. Community's indirect auto lending delinquency levels have been consistently below industry averages over the past few years.

  Community's policies on loan-to-value ratios and loan origination and underwriting criteria for each of its lending categories are set forth below. On occasion, exceptions may be made to these policies on a case-by-case basis.

  Residential mortgage loans are originated and underwritten according to Federal and state regulations and generally in accordance with secondary market guidelines. If possible, Community sells most of its fixed rate residential mortgage loans on the secondary market. As a general rule, the maximum loan-to-value ratio is 80% of the lesser of the appraised value or purchase price of the property (up to 95% with private mortgage insurance as secondary market requirements permit). The loan-to-value ratio maximum may vary with individual program requirements, such as FHA and VA loans, which are financed up to 100% with guaranties and sold servicing released to private investors.

  The maximum loan-to-value ratio for commercial real estate and commercial construction loans ranges from 70% to 85% of the lesser of the appraised value or purchase price of the property, depending on the type of loan. The maximum loan-to-value ratio for 1-4 family residential construction is 85%; for non-residential construction and improved property, 70%; and for raw land and land development, 60%.

  Among the factors that Community considers in making commercial construction loans are the experience, background, credibility and overall capacity of the contractor/developer; the contractor's past performance, including the success or failure of previous projects; the contractor's reputation for honesty and integrity; and the contractor's financial condition. Community generally requires that permanent financing be in place and committed prior to funding construction.

  The maximum loan-to-value ratio for residential construction loans is 75% of the lower of appraised value, sales price or acquisition cost (up to 90% for pre-sold primary residences with private mortgage insurance and up to 80% for pre-sold second homes with private mortgage insurance). Residential construction loans generally must qualify for sale to Community's secondary financing markets.

  The maximum loan-to-value ratio for new indirect automobile loans is 90% of the greater of sales or invoice amount. The maximum loan-to-value ratio for used automobile loans is 90% of the sales price or the average trade-in value plus one-third of the difference between the average trade-in value and average retail value, whichever amount is greater.

Asset Quality

  Non-Performing Asset Analysis.   Non-performing assets consist of nonaccrual
loans (which may include impaired loans), real estate acquired through foreclosure and other assets acquired to satisfy debt. Community's non-performing assets amounted to $2,230,000 at December 31, 1995 versus $3,232,000 at June 30, 1995 and $1,982,000 at June 30, 1994. Included in these amounts were non-performing loans of $1,331,000, $1,730,000 and $904,000, respectively, at December 31, 1995, June 30, 1995 and June 30, 1994. Impaired loans, which were included in non-performing loans, amounted to $526,000 at December 31, 1995.

  Community's non-performing assets decreased to $2,230,000, or 0.5% of total assets, at December 31, 1995 from $3,232,000, or 0.8% of total assets, at June 30, 1995. This brings December 31, 1995 non-performing assets back to a level closer to the $1,982,000, or 0.6% of total assets, experienced at June 30, 1994. The increase in non-performing assets from June 30, 1994 to June 30, 1995 was primarily the result of two commercial loans totaling approximately $1,200,000 which were originated prior to 1990 and which were previously performing, being placed onto non-accruing status by Community during the third quarter of fiscal 1995. The successful resolution of one of these commercial loans represented the majority of the decrease in non-performing assets during the six months ended December 31, 1995.



 Non-Performing Loan Summary.

                                                          At December 30, 1995
                              ----------------------------------------------------------------------------
                                             Share of       Non-        Share of           Percent of
                              Total Loans  Total Loans   performing  Non-performing     Non-performing/
                              Outstanding  Outstanding     Loans          Loans       Total Loans in Type
                              -----------  ------------  ----------  ---------------  --------------------
                                                        (Dollars in Thousands)
Residential mortgage loans..     $ 71,599         26.8%      $  256        19.2%              0.4%
Commercial loans:
  Construction..............        2,813          1.1           --          --                --
  Real estate...............       54,113         20.3          598        44.9               1.1
  Other.....................       13,142          4.9           32         2.4               0.2
Home equity.................       14,889          5.6          131         9.9               0.9
Mobil home loans............       11,235          4.2           91         6.8               0.8
Indirect consumer loans.....       91,679         34.4          211        15.9               0.2
Other consumer loans........        7,225          2.7           12         0.9               0.2
                                 --------        -----       ------       -----
    Total...................     $266,695        100.0       $1,331       100.0               0.5
                                 ========        =====       ======       =====

  Management is not aware of any potential problem loans, which have not already been identified and disclosed above, which would have a material effect on Community. For further information on non-performing loans, see Notes 1 and 3 of Notes to the Consolidated Financial Statements.

  Assets Acquired to Satisfy Debt.   Assets acquired to satisfy debt totaled
$899,000 at December 31, 1995 compared to $1,502,000 at June 30, 1995 and
$1,078,000 at June 30, 1994. Of the total at December 31, 1995, $261,000 was in commercial real estate, $305,000 in primary residential properties, $225,000 in mobile homes and $108,000 in repossessed vehicles. For further information, see Notes 1 and 6 of Notes to the Community Consolidated Financial Statements.


Deposits

   Total deposits amounted to $315,538,000 at December 31, 1995 which represented an increase of $6,982,000 over the June 30, 1995 balance of $308,556,000. Total deposits at June 30, 1994 amounted to $292,925,000.

Deposits provided funding for 83% of total earning assets at December 31, 1995 compared to 77% at June 30, 1994 and 89% at June 30, 1994. For further information, see Note 7 of Notes to the Community Consolidated Financial Statements.

Borrowed Funds

    During the six months ended December 31, 1995, Community reduced its borrowed funds from $82,768,000 at June 30, 1995 to $59,534,000 at December 31, 1995. Investment security maturities and sales as well as consumer loan sale proceeds were utilized to lessen Communitys dependency on higher costing borrowed funds.

  In order to fund its earning asset growth during the fiscal year ended June 30, 1995, Community substantially increased its borrowed funds by $59,261,000 from $23,507,000 at June 30, 1994 to $82,768,000 at June 30, 1995. For further information, see Notes 8 and 9 of Notes to the Consolidated Financial
Statements.

Liquidity and Capital Resources

  Liquidity is a measure of Community's ability to meet its cash needs at a reasonable cost. Cash needs arise primarily as a result of funding lending opportunities, the maturity of liabilities such as borrowings and the withdrawal of deposits. Asset liquidity is achieved through the management of earning asset maturities, loan amortization, deposit growth and access to borrowed funds. Management believes that funding sources are adequate to meet commitments and ongoing obligations.

  The Holding Companys funding requirements are limited and are adequately satisfied by dividends from Concord and by its interest-bearing cash deposit with Concord. Dividends paid from Concord to Community are limited to the extent necessary for Concord to comply with regulatory capital guidelines.

  Concord is a member of the FHLB which makes substantial borrowings available to its members. At December 31, 1995 Concords borrowed funds totaled $59,534,000 and Concord had approximately $90,000,000 available in unused borrowing capacity remaining at the FHLB to meet future large deposit fluctuations or increased loan demands should either occur.

  Total cash and cash equivalents at December 31, 1995 totaled $22,092,000. Of this amount, $11,322,000 was held in interest-bearing deposits in other banks. These funds originated primarily from the sale of approximately $10,000,000 in automobile loans on December 31, 1995.

  The investment portfolio at June 30, 1995 totaled $97,670,000 of which $54,141,000 was designated as "available for sale" and could be utilized to manage liquidity needs, and $43,529,000 was designated as "held to maturity." Community has not historically had, and does not anticipate having, a need to use the remainder of the investment portfolio for liquidity purposes given its unused borrowing capacity and other liquidity resources.

  At December 31, 1995, Community had equity capital of $30,790,000, resulting in an equity-to-assets ratio of 7.52%.

  Community is regulated by the Federal Reserve Board which requires Community to maintain a minimum risk-based capital ratio. At December 31, 1995 the minimum risk-based capital ratio required was 8.00%. Community's risk-based capital ratio at December 31, 1995 was 12.08%.

  To complement the risk-based guidelines, the Federal Reserve Board requires a leverage ratio of 4% to 5% which represents the minimum capital to total asset standard for bank holding companies. Federal banking agencies, including the FDIC, require similar leverage ratios for banks. These leverage ratios are expected to be used in tandem with the risk-based capital ratio. Community's leverage ratio was 7.02% at December 31, 1995.

  The following table summarizes Community's required and actual regulatory capital ratios and amounts at December 31, 1995:

                                   Required                Actual
                                  Regulatory             Regulatory
                                   Capital                 Capital
                         ----------------------------  ---------------
                             Amount          Ratio     Amount   Ratio
                         ---------------  -----------  -------  ------
                                    (Dollars in Thousands)
Leverage ..............  $16,710-$20,887  4.00%-5.00%  $29,628   7.02%
Risk-based:
  Tier 1...............      10,807           4.00      29,628  10.97
  Total risk-based.....      21,614           8.00      32,635  12.08

  The following table summarizes Concord's required and actual regulatory capital ratios and amounts at December 31, 1995:

                                   Required                Actual
                                  Regulatory             Regulatory
                                   Capital                 Capital
                         ----------------------------  ---------------
                             Amount          Ratio     Amount   Ratio
                         ---------------  -----------  -------  ------
                                    (Dollars in Thousands)
Leverage................ $16,710-$20,887  4.00%-5.00%  $28,081   6.73%
Risk-based:
  Tier 1................     10,799          4.00       28,081  10.40
  Total risk-based......     21,590          8.00       31,008  11.49

 Management believes that the acquisition of Centerpoint will not have a material impact on Community's liquidity or capital resources.


Recent Accounting Developments

  In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was adopted by the Company on January 1, 1996. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to such assets being held and used and for such assets and certain identifiable intangibles to be disposed of. The implementation of this statement is not expected to have a material effect on the Company's financial condition or results of operations.

  In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which became effective for the Company on January 1, 1996. This statement establishes a fair-value-based method of accounting for stock-based compensation plans under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. However, the statement allows a company to continue to measure compensation cost for such plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, no compensation cost is recorded if, at the grant date, the exercise price of options granted is equal to the fair market value of the Company's stock. The Company has elected to continue to follow the accounting method under APB Opinion No. 25. SFAS No. 123 requires companies that elect to continue to follow the accounting in APB Opinion No. 25 to disclose in the notes to their financial statements pro forma net income and earnings per share as if the fair-value-based method of accounting had been applied. Based on activity for the six months ended December 31, 1995, net income and earnings per share would not have been materially affected had the accounting method under SFAS No. 123 been applied.

                             Results of Operations
                   for the Six Months Ended December 31, 1995
                          and Year Ended June 30, 1995


   For the purpose of comparing the December 31, 1995 six month income statement dollar amounts with the June 30, 1995 twelve month dollar amounts, December 31, 1995 six month numbers, excluding non-recurring items, have been doubled to estimate annualized comparative dollar amounts. Non-recurring acquisition expenses and expenses related to the change in the fiscal year end, experienced during the six months ended December 31, 1995, have been excluded before annualizing the income statement amounts. The after-tax impact of these non-recurring expenses amounted to $503,000. There were no such non-recurring expenses recorded during the twelve months ended June 30, 1995.

  Community earned net income of $1,371,000, or $0.77 per share, for the six months ended December 31, 1995. Excluding non-recurring expenses incurred during the period, earnings for the six months ended December 31, 1995, on an annualized basis, equaled $3,748,000, or $2.10 per share. Earnings for the year ended June 30, 1995 equaled $3,287,000, or $1.84 per share.

  Increases, on an annualized basis, in net interest income and non-interest income more than offset the increases in non-interest expenses and loan loss provision for the current period versus the prior fiscal year.

Rate/Volume Analysis

  The following table presents changes in interest and dividend income, interest expense and net interest and dividend income which are attributable to changes in the average amounts of interest-earning assets and interest-bearing liabilities outstanding and/or to changes in rates earned or paid thereon. The net changes attributable to both volume and rate have been allocated proportionately. The six months ending December 31, 1995 amounts have been annualized in order to compare to the twelve months ending June 30, 1995, Communitys previous fiscal year.

                                                      Annualized Six Months Ended
                                                         December 31, 1995 vs.
                                                       Year Ended  June 30, 1995
                                               -----------------------------------------
                                                          Increase (Decrease)
                                               -----------------------------------------
                                                                Due to
                                                                ------
                                               Volume            Rate             Total
                                               ------            ----             -----
                                                            (In Thousands)
Interest and dividend income:
  Mortgage loans....................           $  630           $  620            $1,250
  Other loans.......................            1,260              429             1,689
  Investments.......................              934              134             1,068
                                               ------           ------            ------
Total interest and dividend income..            2,824            1,183             4,007
                                               ------           ------            ------
Interest expense:
  Deposits..........................              402            1,648             2,050
  Borrowed funds....................            1,437               73             1,510
                                               ------           ------            ------
Total interest expense..............            1,839            1,721             3,560
                                               ------           ------            ------
Net interest and dividend income....           $  985           $ (538)           $  447
                                               ======           ======            ======

Net Interest and Dividend Income

  Net interest and dividend income, which is the difference between income from earning assets and what is paid for interest-bearing liabilities, is the primary source of income for Community. Net interest income for the six months ended December 31, 1995 amounted to $7,222,000, or $14,444,000 on an annualized basis, compared to $13,997,000 for the fiscal year ended June 30, 1995. This increase was mostly due to growth in average earning assets during the six months ended December 31, 1995 as compared to the year ended June 30, 1995. The increase in average earning assets was partially offset by an increase in the cost of funds primarily due to Community's reliance on higher costing borrowed funds which were utilized to fund the asset growth. The net interest margin for the six months ended December 31, 1995 equaled 3.66% compared to 3.89% for the year ended June 30, 1995.

Yields Earned and Rates Paid

  Interest rate spread represents the difference between the weighted average yield earned on loans and investments and the weighted average rate paid on interest-bearing deposits and borrowed funds.

  The fully tax-equivalent yield on earning assets was 8.14% for the six months ended December 31, 1995 compared to 7.84% for the year ended June 30, 1995. The cost of average interest-bearing liabilities for the most recent six months equaled 4.85% versus 4.27% for the prior fiscal year ended June 30, 1995. This resulted in an interest rate spread of 3.29% and 3.57%, respectively, for the six months ended December 31, 1995 and year ended June 30, 1995. The changes in these yields and costs reflect the trends in market interest rates over the past eighteen months as well as the greater reliance on higher costing borrowed funds to fund the growth in average earning assets during the more recent period as well as the continued shift from savings deposits to the higher costing time deposits.

Average Balances

  During the six months ended December 31, 1995, Community increased its average earning assets by $36,370,000 over the year ended June 30, 1995. Earning asset growth was mostly in indirect automobile loans through dealers. In order to fund this growth in average earning assets Community utilized an increase in average borrowed funds of $23,928,000 and growth in average interest-bearing deposits of $9,756,000 over the prior fiscal year. Community also experienced growth of $4,288,000 in average non-interest bearing demand deposits for the six months ended December 31, 1995 over the year ended June 30, 1995.

  Average Balance Sheets and Net Interest and Dividend Income

  The following table sets forth certain information relating to Community's average balance sheets, including interest-earning assets, interest-bearing liabilities and net interest income on a fully tax-equivalent basis for the periods indicated:

                                                       Six Months Ended
                                                         December 31,                                     Year Ended June 30,
                                                             1995                                                1995
                             --------------------------------------------------------------------  --------------------------------
                                     Average                                        Yield/           Average                Yield/
                                     Balance                Interest               Rate (6)          Balance      Interest   Rate
                             -----------------------  ---------------------   --------------------  -----------  ---------- -------
                                                                    (Dollars in Thousands)
Assets:
Interest-earning assets:
 Mortgage loans............       $143,267                 $ 6,458                 9.02%            $136,100      $11,666    8.57%
 Other loans...............        132,772                   5,811                 8.75              118,231        9,933    8.40
                                  --------                 -------                                  --------      -------
   Total loans(1)..........        276,039                  12,269                 8.89              254,331       21,599    8.49
        Investment and
         mortgage-backed
        securities(2)(5)...        117,823                   3,801                 6.45              104,732        6,603    6.30
 Interest-bearing deposits
  in other banks...........          2,966                      87                 5.87                1,395           66    4.73
                                  --------                --------                                   -------      -------
   Total interest-earning
    assets.................        396,828                  16,157                 8.14              360,458       28,268    7.84
                                                          --------                                                -------
Non interest-earning assets         24,929                                                            20,211
Allowance for possible
 loan losses...............         (2,921)                                                           (3,148)
                                  --------                                                          --------
   Total assets............       $418,836                                                          $377,521
                                  ========                                                          ========
Liabilities and
 Stockholders' Equity:
Interest-bearing
 liabilities:
Deposits:
 Savings...................       $112,151                 $ 1,482                 2.64%            $124,606      $ 3,441    2.76%
 Time certificates.........        184,277                   5,287                 5.74              162,066        8,047    4.97
                                  --------                 -------                                  --------      -------
   Total deposits..........        296,428                   6,769                 4.57              286,672       11,488    4.01
 Borrowed funds............         70,937                   2,133                 6.01               47,009        2,756    5.86
                                  --------                 -------                                  --------      -------
   Total interest-bearing          367,365                   8,902                 4.85              333,681       14,244    4.27
    liabilities............                                -------                                                -------
Non interest-bearing                17,869                                                            13,581
 demand deposits...........
Other liabilities..........          3,384                                                             2,648
                                  --------                                                          --------
   Total liabilities.......        388,618                                                           349,910
Stockholders' equity.......         30,218                                                            27,611
                                  --------                                                          --------
   Total liabilities and
    stockholders'                 $418,836                                                          $377,521
    equity.................       ========                                                          ========
Net interest
 income/interest rate
 spread(3).................                                $ 7,255                 3.29%                          $14,024    3.57%
                                                           =======                                                =======
Net interest margin(4).....                                                        3.66                                      3.89
- --------------

(1) Includes nonaccrual loans.
(2) Investment and mortgage-backed securities are shown at average amortized cost.
(3) Interest rate spread is the average yield earned on total earning assets less the average cost paid for interest-bearing liabilities.
(4) The net interest margin during the period equals net interest income divided by average interest-earning assets for the period.
(5) Included in investment and mortgage-backed securities are average balances of non-taxable securities amounting to $3,856,000 and $2,078,000, respectively, and tax equivalent income of $132,000 and $133,000, respectively, for the six months ended December 31, 1995 and the year ended June 30, 1995. Tax equivalent income was calculated using an effective tax rate of 34%.

(6) Calculated on an annualized basis.

Provision for Possible Loan Losses

  The provision for possible loan losses is based on management's assessment of the adequacy of the allowance for possible loan losses after considering known and inherent risks in the loan portfolio, existing and expected economic conditions, the level of non-performing loans, charge-offs, past loan loss experience and loan growth.

  During the six months ended December 31, 1995, $375,000 was provided for possible loan losses versus $475,000 for the year ended June 30, 1995. The increase is primarily attributable to higher average loan volumes during the current period versus the prior fiscal year ended June 30, 1995. The allowance for possible loan losses as a percent of non-performing loans was 225.9% at December 31, 1995 compared to 171.7% at June 30, 1995. At December 31, 1995, the allowance for possible loan losses stood at $3,007,000, or 1.1% of total loans compared to $2,970,000 and 1.1%, respectively, at June 30, 1995. Net charge-offs for the six months ended December 31, 1995 totaled $338,000, or 0.25% (annualized) of total average loans versus $856,000 and 0.34%, respectively, for the fiscal year ended June 30, 1995.

  While management believes that additions to, and the year-end balance of, the allowance for possible loan losses are adequate, further provisions to the allowance for possible loan losses may be necessary if the market in which Community operates deteriorates.

Non-Interest Income

  Total non-interest income amounted to $1,497,000, or $2,994,000 on an annualized basis, for the six months ended December 31, 1995 compared to $2,036,000 for the fiscal year ended June 30, 1995. This annualized increase was primarily due to higher investment and loan sale gains and loan servicing income. The increase in investment and loan sale gains was due to improved market conditions. The increase in loan servicing income resulted from Community's purchase of the rights to service approximately $180,000,000 of mortgage loans during August of 1995 and due to servicing income derived from the indirect automobile loans which were sold with servicing retained during the six months ended December 31, 1995.

Non-Interest Expense

  Total non-interest expense amounted to $6,119,000 for the six months ended December 31, 1995. Included in this total was $530,000 in expenses related to Community's acquisition of Centerpoint Bank, completed during March 20, 1996, and expenses related to the changing of Community's fiscal year from June 30 to December 31, which was effective December 31, 1995.

  The annualized total non-interest expense for the six months ended December 31, 1995, excluding the non-recurring items mentioned above, equaled $11,178,000 which compares to $10,720,000 for the fiscal year ended June 30, 1995. The Company did not experience these types of non-recurring expenses during the fiscal year ended June 30, 1995. The annualized increase in non-interest expense was primarily due to continued investments made by Community to expand its business lines and product distribution system, increased marketing, as well as normal increases related to salaries and benefits and other operating expenses. During the six months ended December 31, 1995, Community opened a new full service office in Tilton, New Hampshire, its sixth full service office and second opened during the last year and a half. Partially offsetting these increases was a significant decrease in FDIC insurance premium expense. Concord is currently subject to the minimum FDIC BIF insurance premium level.

Income Taxes

  Income tax expense for the six months ended December 31, 1995 amounted to $854,000 which resulted in an effective tax rate of 38% for the period. This compares to $1,551,000, or an effective rate of 32%, for the fiscal year ended June 30, 1995. The higher effective tax rate for the most recent period compared to the prior fiscal year was primarily due to the non-deductibility of certain acquisition expenses related to Community's acquisition of Centerpoint Bank and due to Community lowering its deferred tax asset valuation reserve more significantly during the prior fiscal year. For further information on income taxes, see Note 11 of Notes to the Consolidated Financial Statements.



                             Results of Operations
                    for the Three Years Ended June 30, 1995

  Community earned net income of $3,287,000, or $1.84 per share, for the fiscal year ended June 30, 1995. Earnings for the years ended June 30, 1994, and 1993 were $3,090,000, or $1.73 per share, and $2,221,000, or $1.28 per share, respectively.

  Pretax earnings improved by 22.5% during fiscal 1995 over fiscal 1994 primarily from an increase in net interest income of $1,515,000. Pretax earnings increased by 77.8% during fiscal 1994 over fiscal 1993 primarily due to reductions in loan loss provision and expenses related to non-performing assets.

Rate/Volume Analysis

  The following table presents changes in interest and dividend income, interest expense and net interest and dividend income which are attributable to changes in the average amounts of interest-earning assets and interest-bearing liabilities outstanding and/or to changes in rates earned or paid thereon. The net changes attributable to both volume and rate have been allocated proportionately:

                                                       Years Ended June 30
                                      -----------------------------------------------------
                                            1995 vs. 1994              1994 vs. 1993
                                      -------------------------  --------------------------
                                         Increase (Decrease)        Increase (Decrease)
                                      -------------------------  --------------------------
                                                Due to                    Due to
                                               --------                  --------
                                       Volume    Rate    Total   Volume    Rate    Total
                                      -------   ------  -------  ------   ------  --------
                                                         (In Thousands)
Interest and dividend income:
  Mortgage loans....................  $  (27)   $1,051   $1,024  $  153  $  (500)  $  (347)
  Other loans.......................   2,373      (135)   2,238     232   (1,231)     (999)
  Investments.......................   1,212       549    1,761     740     (812)      (72)
                                      ------    ------   ------  ------  -------   -------
Total interest and dividend income..   3,558     1,465    5,023   1,125   (2,543)   (1,418)
                                      ------    ------   ------  ------  -------   -------
Interest expense:
  Deposits..........................     376       817    1,193     271   (1,499)   (1,228)
  Borrowed funds....................   2,216        99    2,315      58      (68)      (10)
                                      ------    ------   ------  ------  -------   -------
Total interest expense..............   2,592       916    3,508     329   (1,567)   (1,238)
                                      ------    ------   ------  ------  -------   -------
Net interest and dividend income....  $  966    $  549   $1,515  $  796  $  (976)  $  (180)
                                      ======    ======   ======  ======  =======   =======

Net Interest and Dividend Income

  Net interest and dividend income, which is the difference between income from earning assets and what is paid for interest-bearing liabilities, is the primary source of income for Community. Net interest income increased to $13,997,000 in fiscal 1995 from $12,482,000 in fiscal 1994. This increase was mostly due to growth in earning assets during fiscal 1995 which was partially offset by an increase in interest expense. The increase in cost of funds was primarily due to the utilization of higher cost borrowed funds and time certificates of deposit to fund the earning asset growth. Also, during fiscal 1995 Community experienced a shift in the mix of deposits from the lower cost savings deposits to the higher cost time certificates of deposit. The increase in interest expense was the primary cause of the decline in net interest margin from 4.02% for fiscal 1994 to 3.89% for fiscal 1995. Net interest income for fiscal 1993 was $12,662,000. The decline in net interest income from fiscal 1993 to 1994 was primarily due to reduced market interest rates on earning assets. Community's net interest margin for fiscal 1993 was 4.27%.

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

Average Balances

  During fiscal 1995, Community increased its average earning assets by $49,353,000, or 15.9%, over fiscal 1994. Earning asset growth was mostly in indirect automobile loans through dealers. In order to fund this growth in average earning assets Community utilized an increase in average borrowed funds of $38,054,000 and growth in average interest-bearing deposits of $9,876,000 over fiscal 1994. Community also experienced growth of $3,469,000, or 34.3%, in average non-interest bearing demand deposits for fiscal 1995 over 1994.

  During fiscal 1994, average earnings assets increased by $14,788,000 over fiscal 1993 primarily in investment securities which were funded by increases of $9,899,000 and $1,090,000, respectively, in average deposits and borrowed funds.

Average Balance Sheets and Net Interest and Dividend Income

  The following table sets forth certain information relating to Community's average balance sheets, including interest-earning assets, interest-bearing liabilities and net interest income on a fully tax-equivalent basis for the periods indicated:

                                                                            Years Ended June 30,
                                         -------------------------------------------------------------------------------------------

                                                     1995                           1994                           1993
                                         -----------------------------  -----------------------------  -----------------------------

                                          Average               Yield/    Average              Yield/    Average              Yield/
                                          Balance    Interest    Rate     Balance   Interest    Rate     Balance    Interest   Rate
                                         ----------  --------  -------  ----------  --------  -------  ----------   -------- -------

                                                                            (Dollars in Thousands)
Assets:
Interest-earning assets:
 Mortgage loans.........................  $136,100    $11,666    8.57%   $136,442    $10,642    7.80%   $134,552    $10,989    8.17%

 Other loans............................   118,231      9,933    8.40      90,011      7,695    8.55      87,620      8,694    9.92
                                          --------    -------            --------    -------            --------    -------
   Total loans(1).......................   254,331     21,599    8.49     226,453     18,337    8.10     222,172     19,683    8.86
       Investment and mortgage-backed
        securities(2)(5)................   104,732      6,603    6.30      79,406      4,768    6.00      71,933      4,895    6.80
   Interest-bearing deposits in other
     banks..............................     1,395         66    4.73       5,246        134    2.55       2,212         58    2.62
                                          --------    -------            --------    -------            --------    -------
   Total interest-earning assets........   360,458     28,268    7.84     311,105     23,239    7.47     296,317     24,636    8.31
                                                      -------                        -------                        -------
Non interest-earning assets.............    20,211                         21,444                         20,448
Allowance for possible loan losses......    (3,148)                        (3,642)                        (4,034)
                                          --------                       --------                       --------
   Total assets.........................  $377,521                       $328,907                       $312,731
                                          ========                       ========                       ========
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Deposits:
 Savings................................  $124,606    $ 3,441    2.76%   $130,432    $ 3,588    2.75%   $119,843    $ 3,822    3.19%

 Time certificates......................   162,066      8,047    4.97     146,364      6,707    4.58     150,461      7,701    5.12
                                          --------    -------            --------    -------            --------    -------
   Total deposits.......................   286,672     11,488    4.01     276,796     10,295    3.72     270,304     11,523    4.26
 Borrowed funds.........................    47,009      2,756    5.86       8,955        441    4.92       7,865        451    5.73
                                          --------    -------            --------    -------            --------    -------
   Total interest-bearing liabilities...   333,681     14,244    4.27     285,751     10,736    3.76     278,169     11,974    4.30
                                                      -------                        -------                        -------
Non interest-bearing demand deposits....    13,581                         10,112                          6,705
Other liabilities.......................     2,648                          6,594                          5,027
                                          --------                       --------                       --------
   Total liabilities....................   349,910                        302,457                        289,901
Stockholders' equity....................    27,611                         26,450                         22,830
                                          --------                       --------                       --------
   Total liabilities and stockholders'
    equity..............................  $377,521                       $328,907                       $312,731
                                          ========                       ========                       ========
Net interest income/interest rate
  spread(3).............................              $14,024    3.57%               $12,503    3.71%               $12,662    4.01%
                                                      =======                        =======                        =======
Net interest margin(4)..................                         3.89                           4.02                           4.27
- --------------

(1) Includes nonaccrual loans.
(2) Investment and mortgage-backed securities are shown at average amortized cost.
(3) Interest rate spread is the average yield earned on total earning assets less the average cost paid for interest-bearing liabilities.
(4) The net interest margin during the period equals net interest income divided by average interest-earning assets for the period.
(5) Included in investment and mortgage-backed securities are average balances of non-taxable securities amounting to $2,078,000 and $3,020,000, respectively, and tax equivalent income of $133,000 and $110,000, respectively, for the years ended June 30, 1995 and 1994. There were no non-taxable securities held during fiscal 1993. Tax equivalent income was calculated using an effective tax rate of 34%.

Provision for Possible Loan Losses

  The provision for possible loan losses is based on management's assessment of the adequacy of the allowance for possible loan losses after considering known and inherent risks in the loan portfolio, existing and expected economic conditions, the level of non-performing loans, charge-offs, past loan loss experience and loan growth.

  During fiscal 1995, $475,000 was provided for possible loan losses versus $625,000 in 1994 and $2,150,000 in 1993. During the fourth quarter of fiscal 1995, $150,000 was added to the allowance for possible loan losses as compared to $100,000, $100,000 and $125,000, respectively, during the first three quarters of the fiscal year. The allowance for possible loan losses as a percent of non-performing loans was 171.7% at June 30, 1995 as compared to 370.7% at June 30, 1994 and 116.6% at June 30, 1993. At June 30, 1995, the allowance for possible loan losses stood at $2,970,000, or 1.1% of total loans. At June 30, 1994 and 1993 the allowance for possible loan losses stood at $3,351,000 and $3,822,000, respectively, and equaled 1.5% and 1.8% of total loans. Improved asset quality and lower net charge-offs have enabled Community to reduce its loan loss provisions. Net charge-offs for fiscal years 1995, 1994 and 1993 were $856,000, $1,096,000 and $2,286,000, respectively.

  A summary of net charge-offs (recoveries) in fiscal years 1995, 1994 and 1993 is as follows:

                                       1995     1994     1993
                                      ------  --------  -------
                                           (In Thousands)
  Loan Type:
    Construction....................  $ (11)   $ (153)   $  179
    Commercial real estate..........   (108)       44     1,304
    Commercial......................    (27)      (57)       32
    Residential mortgage............    262       530       103
    Home equity.....................    106        77        54
    Mobile home.....................    528       516       473
    Indirect and other consumer.....    106       139       141
                                      -----    ------    ------
                                      $ 856    $1,096    $2,286
                                      =====    ======    ======

  While management believes that additions to, and the year-end balance of, the allowance for possible loan losses are adequate, further provisions to the allowance for possible loan losses may be necessary if the market in which Community operates deteriorates.

Non-Interest Income

  Total non-interest income amounted to $2,036,000 for fiscal 1995 compared to $2,558,000 in fiscal 1994 and $2,879,000 in fiscal 1993.

  Exclusive of loan and security gains, non-interest income steadily increased from $985,000 in fiscal 1993 to $1,058,000 in fiscal 1994 to $1,387,000 in fiscal 1995. This represented a 40.8% increase in 1995 versus the level earned in fiscal 1993. The increases resulted primarily from steady growth in deposit fee and loan servicing income. Growth in service chargeable deposit accounts and increases in selected service fees, implemented during fiscal 1994, were the reasons for the increases in deposit fee income. Continued growth in mortgage loans serviced for others since the beginning of fiscal 1993 resulted in a corresponding increase in fee income.

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

  Also, Community's opportunities to realize security gains diminished since fiscal 1993 as market rates rose. Gains on the sale of securities declined from $967,000 in fiscal 1993 to $411,000 in fiscal 1994 to $148,000 in fiscal 1995.

Non-Interest Expense

  Total non-interest expense increased by 2.4% to $10,720,000 in fiscal 1995 from $10,467,000 experienced during fiscal 1994 primarily due to major investments made by Community to expand its business lines and product distribution system. Total non-interest expense for fiscal 1994 represented a decrease of 6.3% from $11,170,000 in fiscal 1993. This reduction was primarily the result of lower expenses related to non-performing assets.

  During the fiscal year ended June 30, 1995, Community experienced increases in salaries and benefits and occupancy and equipment expenses primarily due to expanding major business lines and product distribution system. During fiscal 1995, Community opened a new full-service branch office at the Steeplegate Mall located in Concord, New Hampshire, opened a remote automated teller machine in Tilton, New Hampshire, expanded its indirect auto dealer financing programs and established a municipal services department. Also impacting salaries and benefits during fiscal 1995 were additional benefits expense related to pension and the establishment and funding of a 401K benefit plan.

  Offsetting a portion of the increased non-interest expense was a reduction in other non-interest expense during fiscal 1995 which was primarily due to reduced legal and other expenses related to the resolution of problem loans.

Income Taxes

  There was no income tax expense in 1993 as a result of the decrease in the deferred income tax asset valuation reserve established on July 1, 1992. In 1994, and to a lesser extent in 1995, income tax expense was partially offset by further decreases in the valuation reserve. At June 30, 1995, Community had a net deferred tax asset of $172,000, which included a valuation reserve of $136,000 which primarily related to certain state tax temporary differences. The realization of the net deferred tax asset may be based on utilization of carrybacks to prior taxable periods, anticipation of future taxable income, and the utilization of tax planning strategies. Management has determined that it is more likely than not that the net deferred tax asset can be realized by carrybacks to federal taxable income in the three-year carryback period and by expected future taxable income. For further information on income taxes, see
Note 11 of Notes to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          INDEPENDENT AUDITORS' REPORT



The Stockholders and Board of Directors
Community Bankshares, Inc.:

  We have audited the accompanying consolidated balance sheets of Community Bankshares, Inc. and subsidiaries as of December 31, 1995 and June 30, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the six months ended December 31, 1995 and for each of the years in the three-year period ended June 30, 1995. These consolidated financial statements are the responsibility of Community's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bankshares, Inc. and subsidiaries at December 31, 1995 and June 30, 1995 and 1994, and the results of their operations and their cash flows for the six months ended December 31, 1995 and each of the years in the three-year period ended June 30, 1995, in conformity with generally accepted accounting principles.

  As explained in Note 1 of Notes to Consolidated Financial Statements, effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement No. 65."



                                  KPMG Peat Marwick LLP

Boston, Massachusetts
January 17, 1996

                       CONSOLIDATED STATEMENTS OF INCOME
                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES

                                          Six Months
                                             Ended              Years Ended June 30,
                                          December 31,  ----------------------------------
                                              1995         1995        1994        1993
                                          ------------  ----------  ----------  ----------
                                             (Dollars in Thousands, Except Share Data)
Interest and dividend income:
  Loans (Note 3)........................    $   12,269  $   21,599  $   18,337  $   19,683
  Securities available for sale.........         2,021       3,823       4,171
  Securities held for sale..............            --          --          --         761
  Securities held to maturity...........         1,618       2,565         422       3,963
  Dividends on Federal Home Loan Bank
   stock................................           129         188         154         171
  Deposits in other banks...............            87          66         134          58
                                            ----------  ----------  ----------  ----------
    Total interest and dividend income..        16,124      28,241      23,218      24,636
                                            ----------  ----------  ----------  ----------
Interest expense:
  Deposits..............................         6,769      11,488      10,295      11,523
  Borrowed funds........................         2,133       2,756         441         451
                                            ----------  ----------  ----------  ----------
    Total interest expense..............         8,902      14,244      10,736      11,974
                                            ----------  ----------  ----------  ----------
Net interest and dividend income........         7,222      13,997      12,482      12,662
Provision for possible loan losses                 375         475         625       2,150
 (Note 4)...............................    ----------  ----------  ----------  ----------
    Net interest and dividend income
     after provision for possible
     loan losses........................         6,847      13,522      11,857      10,512
                                            ----------  ----------  ----------  ----------
Non-interest income:
  Deposit account fees..................           290         506         366         318
  Gains on sales of investment
   securities, net                                 228         148         411         967
   (Note 2).............................
  Gains on sales of loans, net (Note 1).           456         501       1,089         927
  Mortgage servicing income.............           334         522         476         341
  Other.................................           189         359         216         326
                                            ----------  ----------  ----------  ----------
    Total non-interest income...........         1,497       2,036       2,558       2,879
                                            ----------  ----------  ----------  ----------
Non-interest expense:
  Salaries and employee benefits (Note           2,900       5,430       4,989       4,370
   12)..................................
  Occupancy and equipment...............           866       1,466       1,297       1,255
  Foreclosed property (Note 6)..........           156         146          67       1,875
  FDIC deposit insurance premiums.......            11         678         697         668
  Marketing.............................           236         301         315         229
  Acquisition costs (Note 17)...........           450          --          --          --
  Other.................................         1,500       2,699       3,102       2,773
                                            ----------  ----------  ----------  ----------
    Total non-interest expense..........         6,119      10,720      10,467      11,170
                                            ----------  ----------  ----------  ----------
Income before income taxes..............         2,225       4,838       3,948       2,221
Income tax expense (Note 11)............           854       1,551         858
                                            ----------  ----------  ----------  ----------
  Net income............................    $    1,371  $    3,287  $    3,090  $    2,221
                                            ==========  ==========  ==========  ==========
  Earnings per common and
    common equivalent share.............    $     0.77  $     1.84  $     1.73  $     1.28
  Average number of common and common
    equivalent shares outstanding.......     1,785,009   1,788,792   1,786,436   1,736,775
  Dividends paid per share..............    $     0.29  $     0.51  $     0.24  $       --

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES

                                                                      June 30,
                                            December 31,    --------------------------
                                                1995            1995          1994
                                          ----------------  ------------  ------------
                                           (Dollars in Thousands, Except Share Data)
Assets
Cash and due from banks (Note 13)........        $ 10,770      $  8,227      $  7,503
Interest-bearing deposits in other
 banks...................................          11,322        10,870           509
                                                 --------      --------      --------
    Total cash and cash equivalents......          22,092        19,097         8,012
                                                 --------      --------      --------
Securities available for sale--amortized
 cost $52,982 at December 31, 1995,
 $58,225 at June 30, 1995 and $65,252
 at June 30, 1994 (Notes 2, 8
 and 9)..................................          54,141        58,754        64,795
Securities held to maturity--fair value
 $43,753 at December 31, 1995, $53,350
 at June 30, 1995 and $32,997 at June 30,
  1994 (Notes 2, 8 and 9)................          43,529        53,408        33,860
Federal Home Loan Bank stock (Notes 2
 and 9)..................................           3,803         3,803         1,860
Mortgage loans held for sale (Note 3)....           2,940         4,392         4,942

Loans (Notes 3 and 9)....................         266,695       271,461       222,109
Allowance for possible loan losses
 (Note 4)................................          (3,007)       (2,970)       (3,351)
                                                 --------      --------      --------
    Net loans............................         263,688       268,491       218,758
                                                 --------      --------      --------
Premises and equipment (Note 5)..........           8,247         7,422         7,150
Real estate acquired by foreclosure
 (Note 6)................................             566         1,134           836
Due from broker from security sale.......           1,710
Accrued interest receivable..............           3,201         3,100         2,526
Other assets (Notes 6 and 11)............           5,581         6,113         3,397
                                                 --------      --------      --------
    Total assets.........................        $409,498      $425,714      $346,136
                                                 ========      ========      ========
Liabilities and Stockholders' Equity
Liabilities:
  Deposits (Note 7):
   Non-interest bearing demand...........        $ 18,566      $ 16,420      $ 15,067
   Savings...............................         111,377       115,174       131,877
   Time certificates.....................         185,595       176,962       145,981
                                                 --------      --------      --------
    Total deposits.......................         315,538       308,556       292,925
  Borrowed funds (Notes 8 and 9).........          59,534        82,768        23,507
  Liability relating to ESOP (Note 12)...             118           197           355
  Accrued interest payable...............           1,421         1,177           693
  Other liabilities......................           2,097         3,618         2,031
                                                 --------      --------      --------
    Total liabilities....................         378,708       396,316       319,511
                                                 --------      --------      --------
Commitments and contingencies (Notes 5,
  12 and 13) Stockholders' equity
  (Notes 10, 11 and 12):
  Preferred stock, $1.00 par value per
   share; 1,000,000 shares authorized,
   none issued...........................              --            --            --
  Common stock, $1.00 par value per
   share; 3,000,000 shares authorized;
   issued and outstanding 1,749,405 at
   December 31, 1995, 1,747,032 at
   June 30, 1995 and 1,743,532 at
   June 30, 1994.........................           1,749         1,747         1,744
  Additional paid-in capital.............          17,165        17,146        17,343
  Retained earnings......................          11,441        10,567         8,155
                                                 --------      --------      --------
                                                   30,355        29,460        27,242
  Unrealized net gains (losses) on
   securities available for sale, net
   (Note 3)..............................             711           328          (262)
  Unearned compensation expense-ESOP.....            (118)         (197)         (355)
  Treasury stock (at cost) 9,655 shares
    at December 31, 1995 and 11,810
    at June 30, 1995.....................            (158)         (193)
                                                 --------      --------      --------
    Total stockholders' equity...........          30,790        29,398        26,625
                                                 --------      --------      --------
    Total liabilities and stockholders'          $409,498      $425,714      $346,136
     equity..............................        ========      ========      ========

          See accompanying notes to consolidated financial statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES

                                                                           Unrealized Net
                                                                            Gains (Losses)      Unearned
                                                   Additional               on Securities     Compensation
                                         Common      Paid-in    Retained    Available for        Expense     Treasury
                                          Stock      Capital    Earnings      Sale, Net           ESOP         Stock      Total
                                         -------  -----------  ---------   ---------------    -------------  ---------  ---------
                                                              (Dollars in Thousands, Except Share Data)
Balances at June 30, 1992...............  $1,705     $17,293    $ 3,252   $       --               $(670)     $(174)     $21,406
Net income..............................      --          --      2,221           --                  --         --        2,221
Amortization of unearned
 compensation-ESOP......................      --          --         --           --                 157         --          157
Issuance of common stock through
 stock option plans (Note 12)...........       3        (124)        --           --                  --        174           53
Issuance of common stock through
 employee stock purchase plan
 (Note 12)..............................       4           8         --           --                  --         --           12
                                           ------    -------   --------    ----------           --------     -------     -------
Balances at June 30, 1993...............    1,712     17,177      5,473           --                (513)                 23,849
Net income..............................       --         --      3,090           --                  --         --        3,090
Amortization of unearned
 compensation-ESOP......................       --         --         --           --                 158         --          158
Issuance of common stock through
 stock option plans (Note 12)...........       28        141         --           --                  --         --          169
Issuance of common stock through
 employee stock purchase plan
 (Note 12)..............................        4         25         --           --                  --         --           29
Cash dividends ($0.24 per share)........       --         --       (408)          --                  --         --         (408)
Change in unrealized net gains
 (losses) on securities available for
 sale, net..............................       --         --         --         (262)                 --         --         (262)
                                           ------    -------   --------    ----------           --------     -------     -------
Balances at June 30, 1994...............    1,744     17,343      8,155         (262)               (355)        --       26,625
Net income..............................       --         --      3,287           --                  --         --        3,287
Amortization of unearned
 compensation-ESOP......................       --         --         --           --                 158         --          158
Issuance of common stock through
 stock option plans (Note 12)...........        3       (193)        --           --                  --        407          217
Issuance of common stock through
 employee stock purchase plan
 (Note 12)..............................       --         (4)        --           --                  --         27           23
Purchase of 42,500 shares of
 treasury stock.........................       --         --         --           --                  --       (627)        (627)
Cash dividends ($0.51 per share)........       --         --       (875)          --                  --         --         (875)
Change in unrealized net gains
 (losses) on securities available for
 sale, net..............................       --         --         --          590                  --         --          590
                                           ------    -------   --------    ----------           --------     -------     -------
Balances at June 30, 1995...............    1,747     17,146     10,567          328                (197)      (193)      29,398
Net income..............................       --         --      1,371           --                  --         --        1,371
Amortization of unearned
 compensation-ESOP......................       --         --         --           --                  79         --           79
Issuance of common stock through
 stock option plans (Note 12)...........        2         22         --           --                  --         --           24
Issuance of common stock through
 employee stock purchase plan
 (Note 12)..............................       --         (3)        --           --                  --         35           32
Cash dividends ($0.29 per share)........       --         --       (497)          --                  --         --         (497)
Change in unrealized net gains
 (losses) on securities available for
 sale, net..............................       --         --         --          383                  --         --          383
                                           ------    -------   --------    ----------           --------     -------     -------
Balances at December 31, 1995...........   $1,749    $17,165    $11,441        $ 711               $(118)      $(158)    $30,790
                                           ======    =======   ========    ==========           ========     =======     =======

         See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES

                                           Six Months
                                              Ended                  Years Ended June 30,
                                           December 31,    ---------------------------------------
                                               1995             1995           1994        1993
                                          ---------------  ---------------  ----------  ----------
                                                              (in Thousands)
Cash flows from operating activities:
Net income..............................       $   1,371         $  3,287   $   3,090    $  2,221
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
 Provision for possible loan losses.....             375              475         625       2,150
 Depreciation and amortization..........             730            1,191       1,038       1,037
 Gains on sales of investment
  securities, net.......................            (228)            (148)       (411)       (967)
 (Gain) loss on sales of premises and
  equipment.............................              --               --          26         (61)
 Net (gains) losses on sales and loss
  provisions on real estate acquired by
  foreclosure...........................              51              (51)       (130)      1,323
 Mortgage loans originated for sale.....         (25,593)         (28,655)   (112,813)    (78,863)
 Mortgage loans sold....................          27,045           29,205     114,617      75,959
 (Increase) decrease in other assets....             232           (3,205)      1,869      (2,390)
 Increase (decrease) in other
  liabilities...........................          (1,268)           2,152      (3,027)     (3,560)
                                               ---------         --------   ---------    --------
  Net cash provided by (used in)
   operating activities.................           2,715            4,251       4,884      (3,151)
                                               ---------         --------   ---------    --------
Cash flows from investing activities:
Proceeds from sales of investment
 securities.............................              --               --          --       1,958
Proceeds from sales of securities
 available for sale and held for sale...          13,917           20,925      11,407      17,854
Proceeds from maturities and principal             9,935            5,538       1,922       5,999
 payments of securities held to maturity
Proceeds from maturities and principal
 payments of securities available for
 sale and held for sale.................          10,029           12,657      35,939       1,165
Purchase of securities held to maturity.          (4,000)         (25,094)    (24,807)     (9,607)
Purchase of securities available for
 sale...................................         (14,600)         (20,904)    (41,041)         --
Net (increase) decrease in FHLB stock...              --           (1,943)        448          --
Net increase in loans...................         (13,510)         (68,603)    (24,354)    (21,732)
Proceeds from sales of automobile loans.          17,366           11,591          --          --
Capitalized expenses on real estate
 acquired by foreclosure................              --             (232)        (65)       (101)
Proceeds from disposition of real
 estate acquired by foreclosure.........             937              984       2,404       4,219
Proceeds from sales of premises and
 equipment..............................              --               --          28         249
Additions to premises and equipment.....          (1,258)          (1,023)       (827)     (1,792)
Cash paid for mortgage servicing rights.          (1,755)            (453)         --          --
                                               ---------         --------   ---------   ---------
  Net cash provided by (used in)
   investing activities.................          17,061          (66,557)    (38,946)     (1,788)
                                               ---------         --------   ---------    --------
Cash flows from financing activities:
Net increase (decrease) in time
 certificates of deposit................           8,633           30,981      (3,588)     (4,537)
Net increase (decrease) in demand, NOW,
 savings and money market deposit
 accounts...............................          (1,651)         (15,350)     10,904      18,078
Proceeds from borrowings................         102,145          158,113      30,782      12,303
Repayments of borrowings................        (125,379)         (98,852)    (12,085)    (16,022)
Repayments of liability relating to ESOP             (79)            (158)       (158)       (157)
Proceeds from issuance of common stock..              53              175         171          65
Purchase of treasury stock..............              --             (627)         --          --
Dividends paid on common stock..........            (503)            (891)       (416)         --
                                               ---------         --------   ---------   ---------
  Net cash provided by (used in)                 (16,781)          73,391      25,610       9,730
   financing activities.................       ---------         --------   ---------    --------
  Net increase (decrease) in cash and              2,995           11,085      (8,452)      4,791
   cash equivalents.....................
Cash and cash equivalents at beginning            19,097            8,012      16,464      11,673
 of period..............................       ---------         --------   ---------    --------
Cash and cash equivalents at end of            $  22,092         $ 19,097   $   8,012    $ 16,464
 period.................................       =========         ========   =========    ========
Supplemental cash flow information:
Cash paid for:
 Income taxes, net......................       $   1,015         $  1,235   $   1,186    $    135
 Interest...............................           8,658           13,760      10,696      12,147


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
                                  (Continued)


                                            Six Months
                                              Ended                 Years Ended June 30,
                                           December 31,    ------------------------------------
                                               1995            1995           1994       1993
                                          ---------------  -------------  ------------  -------
                                                             (in Thousands)
Supplemental schedule of non-cash
 activities:
Transfer of securities to available for
 sale (Note 2)                                $3,953           $      --     $56,028     $    --
Transfer of securities from available
 for sale to held to maturity...........          --                  --      10,957          --
Mortgage loans securitized during the
 period.................................          --               5,551      19,625       6,827
Additions to real estate acquired by
 foreclosure............................          420                999         477       1,994
Transfer of real estate acquired by
 foreclosure to premises and equipment..           --                 --          --         609
Change in net unrealized gains (losses)
 on securities available for sale, net..          383                590        (262)         --



          See accompanying notes to consolidated financial statements.

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

  The Company is a shareholder owned bank holding company organized in 1985 under New Hampshire statutes to acquire the Bank upon its conversion from a mutual savings bank to a stock guaranty savings bank on May 8, 1986. The Bank was originally chartered by the New Hampshire legislature in 1872. The Holding Company is regulated by the Federal Reserve Board, and the Bank by the Bank Commissioner of the State of New Hampshire and by the Federal Deposit Insurance Corporation (FDIC). The Bank is also a member of the Federal Home Loan Bank of Boston.

  The principal business of the Bank consists of originating residential mortgage loans on property located primarily in New Hampshire, commercial loans and consumer loans, and attracting deposits to fund these assets. Through its subsidiary, Bancredit Corporation, the Bank is active throughout the state in originating consumer automobile, recreational vehicle and boat loans. The Bank also provides banking and financial advisory services to municipalities and public agencies throughout New Hampshire.

  Effective December 31, 1995, Community changed its fiscal year from June 30 to December 31. The financial statements and notes thereto have been presently accordingly to transition this change in fiscal year.

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

  Material estimates that are susceptible to change because of changing market conditions relate to the determination of the allowance for possible loan losses, valuation of real estate acquired by foreclosure and the carrying value of mortgage servicing rights.

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

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



  Premiums and discounts on investment and mortgage-backed securities are recognized in the statements of income using a method that approximates the level-yield method over the lives of the securities. Gains and losses on securities are recognized when realized with the cost basis of investments sold determined on a specific identification basis.

 Loans

  Interest income on loans is recognized on the accrual method. Nonaccrual loans include impaired loans and are those loans on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. Upon such discontinuance, all unpaid accrued interest is reversed against the current period's earnings. A non-impaired loan which has principal or interest payments contractually past due 90 days may remain on accrual status, however, if value of the collateral securing the loan is sufficient to cover principal and accrued interest, and the loan is in the process of collection.

  Interest received on nonaccrual loans is either applied against principal or reported as income according to management's judgment as to the collectibility of principal. Interest received on impaired loans is applied against principal. Loan origination fees and certain direct origination costs are capitalized and recognized in income as an adjustment of the yield on the related loan.

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

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

 Allowance for Possible Loan Losses

  The allowance for possible loan losses is maintained at a level believed by management to be adequate to meet reasonably foreseeable loan losses on the basis of many factors including the risk characteristics of the portfolio, underlying collateral, current and anticipated economic conditions that may affect the borrower's ability to pay, specific problem loans, and trends in loan delinquencies and charge-offs. Possible losses on loans are provided for under the allowance method of accounting. The allowance is increased by provisions charged to earnings and reduced by loan charge-offs, net of recoveries. Loans, including impaired loans, are charged off in whole or in part when, in management's opinion, collectibility is not probable.

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

  On July 1, 1995, the Company adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosure." These statements require changes in both the disclosure and impairment measurement of certain loans. Adoption of these statements had no material impact on the Company's financial position or results of operations. At December 31, 1995, the Company had impaired loans, as defined under SFAS No. 114 and 118, amounting to $526,000.

  Impaired loans are commercial, commercial real estate, and individually significant mortgage and consumer loans for which it is probable that the Company will not be able to collect all amounts due according to the contractual terms of the loan agreement. The definition of "impaired loans" is not the same as the definition of "nonaccrual loans," although the two categories overlap. Nonaccrual loans include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. The Company may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired, if (i) it is probable that the Company will collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is not a commercial, commercial real estate or an individually significant mortgage or consumer loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral. Mortgage and consumer loans which are not individually significant are measured for impairment

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

collectively. Loans that experience insignificant payment delays and insignificant shortfalls in payment amounts generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

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

 Real Estate Acquired by Foreclosure

  Real estate acquired by foreclosure includes foreclosed properties where the Bank is in possession of the collateral. Real estate acquired by foreclosure in settlement of loans are recorded at the lower of the carrying value of the loan or the fair value of the property received minus costs to sell.

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

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(2) Investment and Mortgage-Backed Securities

  The amortized cost and estimated market values of investment and mortgage-backed securities were as follows:


                                                 Available for Sale                            Held to Maturity
                                    -------------------------------------------  -------------------------------------------
                                    Amortized  Unrealized  Unrealized    Fair    Amortized  Unrealized  Unrealized    Fair
                                    ---------  ----------  ----------  --------  ---------  ----------  ----------  --------
                                      Cost       Gains       Losses     Value      Cost       Gains       Losses     Value
                                    ---------  ----------  ----------  --------  ---------  ----------  ----------  --------
                                                                        (in Thousands)
December 31, 1995 :
Investment securities:
U.S. Government and
   Agency obligations.............    $27,892      $  755  $       21   $28,626    $30,957  $      242        $ 38   $31,161
 Municipal investments............                    971          --       971         --          --          --        --
 Marketable equity securities.....        181         115          30       266         --          --          --        --
                                      -------      ------  ----------   -------    -------  ----------  ----------   -------
                                       29,044         870          51    29,863     30,957         242          38    31,161
                                      -------      ------  ----------   -------    -------  ----------  ----------   -------
Mortgage-backed securities:
 FHLMC............................      8,160          61          20     8,201     10,621          23          36    10,608
 FNMA.............................     12,452         233          26    12,659      1,844          33          --     1,877
 Other............................      3,326          92          --     3,418        107          --          --       107
                                      -------      ------  ----------   -------    -------  ----------  ----------   -------
                                       23,938         386          46    24,278     12,572          56          36    12,592
                                      -------      ------  ----------   -------    -------  ----------  ----------   -------
   Total investment securities....    $52,982      $1,256  $       97   $54,141    $43,529  $     298        $ 74   $43,753
                                      =======      ======  ==========   =======    =======  =========   ==========   =======

June 30, 1995:
Investment securities:
 U.S. Government and
   Agency obligations.............    $31,814      $  364  $       77   $32,101    $32,930  $      146        $174   $32,902
 Other debt securities............         --          --          --        --      3,944          54          --     3,998
 Municipal investments............        987          --          --       987      2,750          --          --     2,750
 Marketable equity securities.....        182          87          40       229         --          --          --        --
                                      -------      ------  ----------   -------    -------  ----------  ----------   -------
                                       32,983         451         117    33,317     39,624         200         174    39,650
                                      -------      ------  ----------   -------    -------  ----------  ----------   -------
Mortgage-backed securities:
 FHLMC............................      4,815          --          81     4,734     10,657          18         123    10,552
 FNMA.............................     11,951         251          --    12,202      2,006          20          --     2,026
 Other............................      8,476          89          64     8,501      1,121           3           2     1,122
                                      -------      ------  ----------   -------    -------  ----------  ----------   -------
                                       25,242         340         145    25,437     13,784          41         125    13,700
                                      -------      ------  ----------   -------    -------  ----------  ----------   -------
   Total investment securities....    $58,225      $  791  $      262   $58,754    $53,408  $      241        $299   $53,350
                                      =======      ======  ==========   =======    =======  ==========  ==========   =======

                                                 Available for Sale                            Held to Maturity
                                    -------------------------------------------  -------------------------------------------
                                    Amortized  Unrealized  Unrealized    Fair    Amortized  Unrealized  Unrealized    Fair
                                    ---------  ----------  ----------  --------  ---------  ----------  ----------  --------
                                      Cost       Gains       Losses     Value      Cost       Gains       Losses     Value
                                    ---------  ----------  ----------  --------  ---------  ----------  ----------  --------
                                                                         (in Thousands)
June 30, 1994:
Investment securities:
 U.S. Government and Agency
  obligations.....................    $36,135      $  148        $343   $35,940    $16,931  $      --         $346   $16,585
 Other debt securities............      1,000          --          --     1,000        977         --            9       968
 Marketable equity securities.....        127          72          44       155         --         --           --        --
                                      -------      ------     -------   -------  ---------     -------  ----------  --------
                                       37,262         220         387    37,095     17,908         --          355    17,553
                                      -------      ------     -------   -------  ---------     -------  ----------  --------
Mortgage-backed securities:
 FHLMC............................     12,176          53         307    11,922     12,253          --         417    11,836
 FNMA.............................     14,116         135         148    14,103      2,448           5          88     2,365
 Other............................      1,698          --          23     1,675      1,251          --           8     1,243
                                      -------      ------     -------   -------  ---------     -------  ----------  --------
                                       27,990         188         478    27,700     15,952           5         513    15,444
                                      -------      ------     -------   -------  ---------     -------  ----------  --------
   Total investment securities....    $65,252      $  408        $865   $64,795    $33,860        $  5        $868   $32,997
                                      =======      ======     =======   =======    =======     =======  ==========   =======


                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  As a member of the Federal Home Loan Bank (FHLB) of Boston, the Bank is required to invest in $100 par value stock of the FHLB of Boston in the amount of 1% of its outstanding loans secured by residential housing, or 1% of 30% of total assets, or 5% of its outstanding advances from the FHLB of Boston, whichever is higher. When such stock is redeemed, the Bank would receive from the FHLB of Boston an amount equal to the par value of the stock. As of December 31, 1995, the Bank was required to have an investment of at least $2,727,000.

  An analysis of realized gains and losses on investment and mortgage-backed securities and investments, available and held for sale, for the periods indicated is as follows:




                           Six Months Ended                         Years Ended June 30,
                             December 31,     ----------------------------------------------------------
                                 1995                1995                1994                1993
                          ------------------  ------------------  ------------------  ------------------
                          Realized  Realized  Realized  Realized  Realized  Realized  Realized  Realized
                          --------  --------  --------  --------  --------  --------  --------  --------
                           Gains     Losses    Gains     Losses    Gains     Losses    Gains     Losses
                           -----     ------    -----     ------    -----     ------    -----     ------
                                                          (In thousands)
Debt securities.........   $  --   $     --    $  --     $   --   $   --     $   --     $  85    $   --
Marketable equity
 securities.............      --         --       --         --       --         --        --        --
Mortgage-backed
 securities.............      --         --       --         --       --         --        45        --
Investments, available
 and held for sale......     228         --      171         23      411         --       837        --
                           -----    -------    -----     ------    -----     ------     -----     -----
                           $ 228   $     --    $ 171     $   23   $  411     $   --     $ 967    $   --
                           =====   ========    =====     ======   ======     =======    =====    ======

  The following table sets forth the maturity distribution of investment securities (excluding marketable equity securities) at December 31, 1995.


                                                         After One But     After Five But
                                    Within One Year    Within Five Years  Within Ten Years   After Ten Years          Total
                                  ------------------  ------------------ -----------------  ------------------  ------------------
                                  Amortized    Fair   Amortized    Fair  Amortized   Fair   Amortized   Fair    Amortized   Fair
                                  ---------  -------  ---------  ------- ---------  ------  ---------  -------  ---------  -------
                                     Cost     Value      Cost     Value     Cost    Value     Cost      Value     Cost      Value
                                   -------   -------   -------   -------   ------   ------   -------   -------   -------   -------
                                                                                 (in Thousands)

Available for Sale:
 U.S. Government and
  Agency obligations............   $ 4,000   $ 4,009   $23,892   $24,617   $   --   $   --   $    --   $    --   $27,892   $28,626
 Municipal investments..........       784       784       187       187       --       --        --        --       971       971
 Mortgage-backed securities.....        --        --     2,450     2,449    2,995    2,970    18,493    18,859    23,938    24,278
                                   -------   -------   -------   -------   ------   ------   -------   -------   -------   -------
Total...........................   $ 4,784   $ 4,793   $26,529   $27,253   $2,995   $2,970   $18,493   $18,859   $52,801   $53,875
                                   =======   =======   =======   =======   ======   ======   =======   =======   =======   =======
Held to Maturity:
 U.S. Government and
  Agency obligations............   $16,983   $17,052   $13,974   $14,109   $   --   $   --   $    --   $    --   $30,957   $31,161
 Mortgage-backed securities.....        --        --    11,670    11,689       --       --       902       903    12,572    12,592
                                   -------   -------   -------   -------   ------   ------   -------   -------   -------   -------
Total...........................   $16,983   $17,052   $25,644   $25,798   $   --   $   --   $   902   $   903   $43,529   $43,753
                                   =======   =======   =======   =======   ======   ======   =======   =======   =======   =======


                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Mortgage-backed securities are expected to have shorter average lives than their contractual maturities because borrowers may repay obligations without prepayment penalties. In a declining interest rate environment, prepayments on mortgage-backed securities are likely to accelerate. In a rising rate scenario, prepayments on mortgage-backed securities are likely to slow.

  In 1995, the Financial Accounting Standards Board allowed a one-time reassessment of the appropriateness of the classification of all securities held, and the Company reclassified $3,953,000 of securities held to maturity to available for sale during November 1995. At the time of reclassification, there were $58,000 in unrealized gains and no unrealized losses relating to the securities transferred.

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

                                                                 At June 30,
                                          At December 31,   ----------------------
                                                1995           1995        1994
                                          ----------------  ----------  ----------
                                                      (in Thousands)
  Mortgage loans:
    Residential.........................         $ 71,771    $ 67,643    $ 66,380
    Home equity.........................           14,878      17,053      18,969
    Construction........................            2,821         489
    Commercial..........................           54,308      53,716      40,078
                                                 --------    --------    --------
                                                  143,778     138,901     125,427
    Deferred loan origination fees, net.             (364)       (353)       (142)
                                                 --------    --------    --------
      Mortgage loans, net...............          143,414     138,548     125,285
                                                 --------    --------    --------

  Other loans:
    Indirect automobile and                        90,449     100,666      66,528
     recreational vehicle...............
    Mobile home.........................           11,235      11,976      13,702
    Other consumer......................            7,225       6,779       8,352
    Commercial..........................           13,126      12,409       8,060
                                                 --------    --------    --------
                                                  122,035     131,830      96,642
                                                 --------    --------    --------
    Deferred loan origination costs.....            1,246       1,083         182
                                                 --------    --------    --------
      Other loan........................          123,281     132,913      96,824
                                                 --------    --------    --------

      Total loans.......................         $266,695    $271,461    $222,109
                                                 ========    ========    ========

  In the ordinary course of business, the Bank has granted loans to executive officers and directors, and their related interests, on substantially the same terms, including interest and collateral, as those prevailing at the time

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

for comparable transactions with unrelated borrowers. The aggregate amount of these loans at December 31, 1995 was $160,000. No new loans were added, and payments of $62,000 were recorded during the six months ended December 31, 1995. The aggregate amount of these loans at June 30, 1995 was $222,000. Activity in these loans during the year ended June 30, 1995 included loan additions of $45,000 and loan repayments of $13,000. The balance of these loans at June 30, 1994 was $190,000.

  The Company from time to time originates automobile consumer finance contracts through an automobile dealership owned and operated by one of its directors, subject to the Bank's credit approval, on terms comparable to those accorded other dealers. Contracts amounting to $319,000 during the six months ended December 31, 1995 and $1,003,000 and $960,000, respectively, during the fiscal years ended June 30, 1995 and 1994 were originated through this dealership.

  Loans on nonaccrual at December 31, 1995, June 30, 1995 and 1994 totaled $1,331,000, $1,730,000 and $730,000, respectively. At December 31, 1995, loans delinquent 90 days and still accruing amounted to $54,000. At June 30, 1995 and 1994, there were no loans that were 90 days or more past due and still accruing. At December 31, 1995 and June 30, 1995 there were no restructured loans classified as non-performing as compared to $174,000 at June 30, 1994. The Bank has no additional funding commitments to these borrowers.

  Impaired loans, which are included in nonaccrual loans, amounted to $526,000 at December 31, 1995. At December 31, 1995, the portion of the allowance for possible loan losses allocated to impaired loans, comprised of two commercial loans, was $84,000. No income was earned, on an average balance of $175,000, on impaired loans during the six months ended December 31, 1995.

  The reduction in interest income for the periods indicated associated with nonaccrual and restructured loans held at the end of such periods is as follows:

                                              Six Months         Years Ended June 30,
                                          Ended December 31,   -----------------------
                                                 1995           1995     1994    1993
                                          -------------------  -------  ------  ------
                                                        (in Thousands)
Income in accordance with original terms        $  65           $ 148   $  62   $ 258
Income recognized.......................           (2)            (70)    (42)   (199)
                                                -----           -----   -----   -----
Foregone income.........................        $  63           $  78   $  20   $  59
                                                =====           =====   =====   =====

  At December 31, 1995, June 30, 1995 and 1994, the principal balance of residential mortgage loans serviced by the Bank for others amounted to $345,328,000, $351,512,000 and $160,994,000, respectively. At December 31, 1995 and June 30, 1995, the principal balance of indirect automobile loans serviced by the Bank for others amounted to $25,942,000 and $11,536,000, respectively. The Bank did not service any indirect automobile loans for others during fiscal 1994.

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  Following is an analysis of activity concerning loan servicing rights from June 30, 1994 to December 31, 1995:

                                                                                 Originated         Purchased
                                                             Excess Loan       Mortgage Loan      Mortgage Loan
                                                           Servicing Rights   Servicing Rights   Servicing Rights
                                                           ----------------   ----------------   ----------------
                                                                               (in Thousands)
Balance at June 30, 1994...............................       $ --               $ --               $   --
  Originations and acquisitions during the period......        138                187                2,257
  Amortization charged to service fee income...........         (1)                (8)                  --
                                                              ----               ----               ------
Balance at June 30, 1995...............................        137                179                2,257
  Valuation allowance..................................         --                 (9)                  --
                                                              ----               ----               ------
Carrying value at June 30, 1995........................        137                170                2,257
  Originations and acquisitions during the period......        247                101                   --
  Receipt of purchase price adjustments................         --                 --                 (117)
  Amortization charged to service fee income...........        (69)               (17)                (115)
  Change in valuation allowance........................         --                 (6)                 (75)
                                                              ----               ----               ------
Carrying value at December 31, 1995....................       $315               $248               $1,950
                                                              ====               ====               ======


  At December 31, 1995, the carrying values of originated mortgage servicing rights and purchased mortgage servicing rights was net of a valuation reserve of $14,000 and $75,000, respectively. Excess loan servicing rights, at December 31, 1995 did not require a valuation reserve.

  The December 31, 1995 and June 30, 1995 carrying values of originated and purchased mortgage loan servicing rights are reasonable approximations of their fair value at that date.

  The risk characteristics of the underlying loans used to measure impairment of originated and purchased mortgage loan servicing rights include loan type, interest rate, loan origination date, term to maturity, and geographic location.

(4) Allowance for Possible Loan Losses

                                                       Six Months
                                                        Ended        Year Ended June 30,
                                                     December 31,  -------------------------
                                                         1995        1995     1994     1993
                                                     ------------  -------  -------  -------
                                                                (in Thousands)
  Balance at beginning of period...................     $2,970      $3,351   $3,822   $3,958
  Provision for possible loan losses...............        375         475      625    2,150
  Recoveries on loans previously charged off.......        312         466      612      378
                                                        ------      ------   ------   ------
                                                         3,657       4,292    5,059    6,486
  Less loans charged off...........................        650       1,322    1,708    2,664
                                                        ------      ------   ------   ------
  Balance at end of period.........................     $3,007      $2,970   $3,351   $3,822
                                                        ======      ======   ======   ======

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(5) Premises and Equipment

  The major categories of Bank premises and equipment are as follows:

                                                                                     Estimated
                                                                     At June 30,      Useful
                                                  At December 31,  ----------------   Life in
                                                       1995          1995     1994     Years
                                                  ---------------  -------  -------  ---------
                                                            (Dollars in   Thousands)
  Land..........................................      $ 1,014      $ 1,014  $ 1,014
  Buildings.....................................        7,796        7,178    6,861   15 to 40
  Construction in process.......................          398          303      196
  Furniture and equipment.......................        4,170        3,626    3,395    3 to 20
  Furniture and equipment under capital leases..          552          552      513    3 to  5
                                                      -------      -------  -------
                                                       13,930       12,673   11,979
  Less accumulated depreciation.................        5,683        5,251    4,829
                                                      -------      -------  -------
                                                      $ 8,247      $ 7,422  $ 7,150
                                                      =======      =======  =======

  Depreciation and amortization of Bank premises and equipment included in operating expenses for the six months ended December 31, 1995 amounted to $433,000 and $751,000, $685,000 and $632,000, respectively, for the years ended
June 30, 1995, 1994 and 1993.

  The Bank is obligated under various non-cancelable operating leases as well as the capital leases included above, some of which provide for periodic adjustments. At December 31, 1995, minimum lease payments for capital and operating leases were as follows:


                                          Operating  Capital
                                            Leases   Leases
                                          ---------  -------
                                            (in Thousands)
  Payable:
   Within 1 year.....................       $108     $129
   From 1 to 2 years.................        111      129
   From 2 to 3 years.................        105       69
   From 3 to 4 years.................        101       17
   From 4 to 5 years.................         56       --
   After 5 years.....................        318       --
                                            ----     ----
  Total minimum lease payments.......        799      344
  Less amount representing interest..         --       38
                                            ----     ----
                                            $799     $306
                                            ====     ====

  Total operating lease expense for the six months ended December 31, 1995 amounted to $49,000 and for the years ended June 30, 1995, 1994 and 1993 amounted to $71,000, $18,000 and $11,000, respectively.

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(6) Real Estate Acquired by Foreclosure or Substantively Repossessed

                                                       At June 30,
                                    At December 31,  -------------
                                         1995         1995   1994
                                    ---------------  ------  -----
                                            (in Thousands)
  Single family housing projects..       $  14       $   14  $  85
  Retail and office...............         247          247    234
  Non-retail commercial...........          --           --     28
  Residential.....................         305          873    489
                                         -----       ------  -----
                                         $ 566       $1,134  $ 836
                                         =====       ======  =====

  The above summary excludes $225,000, $277,000 and $204,000, respectively, of repossessed mobile homes and $108,000, $91,000 and $38,000, respectively, of repossessed automobiles at December 31, 1995 and June 30, 1995 and 1994 which are included in other assets in the accompanying balance sheets.

  An analysis of real estate acquired by foreclosure for the periods indicated is as follows:

                                                                  Six Months
                                                                    Ended        Year Ended June 30,
                                                                 December 31,   ---------------------
                                                                     1995          1995       1994
                                                                 -------------  ----------  ---------
                                                                            (in Thousands)
  Balance at beginning of period.............................       $1,134        $  836     $ 2,568
    Foreclosures and properties substantively repossessed....          420         1,231         542
    Sales proceeds...........................................         (937)         (984)     (2,404)
    Gains on sales, net......................................           49            27         130
    Recoveries subsequent to foreclosure, net................         (100)           24          --
                                                                    ------        ------     -------
  Balance at end of period...................................       $  566        $1,134     $   836
                                                                    ======        ======     =======

  An analysis of foreclosed property expense for the periods indicated is as follows:

                                                                  Six Months
                                                                    Ended            Year Ended June 30,
                                                                 December 31,   ------------------------------
                                                                    1995           1995       1994       1993
                                                                 ------------   ---------   --------   -------
                                                                                 (in Thousands)
  Foreclosure and holding costs, net.........................      $ 105          $ 197      $  197    $   552
  Recoveries and loss provisions during the period, net......        100            (24)         --      1,029
  (Gains) losses on sales, net...............................        (49)           (27)       (130)       294
                                                                   -----          -----      ------    -------
                                                                   $ 156          $ 146      $   67    $ 1,875
                                                                   =====          =====      ======    =======

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(7) Deposits

                                                               At June 30,
                                          At December 31,  ------------------
                                               1995          1995      1994
                                               ----          ----      ----
                                                      (in Thousands)
  Non-interest bearing demand deposits..     $ 18,566      $ 16,420  $ 15,067
                                             --------      --------  --------
  Savings deposits:
    Savings, club and escrow accounts...       78,844        81,656    97,794
    Interest-bearing NOW accounts.......       23,487        24,124    20,675
    Money market accounts...............        9,046         9,394    13,408
                                             --------      --------  --------
      Total savings deposits............      111,377       115,174   131,877
                                             --------      --------  --------
    Time certificates of deposit........      185,595       176,962   145,981
                                             --------      --------  --------
      Total deposits....................     $315,538      $308,556  $292,925
                                             ========      ========  ========

  At December 31, 1995 and June 30, 1995 and 1994, time certificate of deposit accounts with balances of $100,000 or more amounted to $26,117,000, $19,010,000 and $13,741,000, respectively.

  The average annual interest rates on time certificates of deposit outstanding at December 31, 1995 by periods to maturity are summarized as follows:

                                        Weighted
                                        Average
                            Amount        Rate
                          -----------  ----------
                          (Dollars in Thousands)
  Within 1 year.........     $124,003       5.73%
  From 1 to 2 years.....       44,961       5.92
  From 2 to 3 years.....        9,878       6.13
  From 3 to 5 years.....        6,753       6.37
                             --------
                             $185,595       5.82
                             ========

  At December 31, 1995 and June 30, 1995 and 1994, time certificates of deposit issued at rates which may be adjusted periodically during the term of the certificate amounted to $32,638,000, $33,098,000 and $40,806,000, respectively.


(8) Securities Sold Under Agreements to Repurchase

                                                                          Maximum
                                                                        Outstanding
                                                        Daily Average     at any
                                        End of Period   During Period    Month-end
                                        --------------  --------------  -----------
                                        Balance  Rate   Balance  Rate
                                        -------  -----  -------  -----
                                                  (Dollars in Thousands)

  Six Months ended December 31, 1995..   $4,675  4.78%   $5,346  5.54%     $7,514
  Year Ended June 30, 1995............    6,348  5.82     1,161  5.94       6,348

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



  Repurchase agreements outstanding at December 31, 1995 and June 30, 1995 carried maturity dates of three months or less. U.S. Government and Agency securities with a book value of $4,770,000 and $6,949,000, respectively, and a fair value of $4,794,000 and $6,916,000, respectively, were pledged as collateral and held by custodians to secure the agreements at December 31, 1995 and June 30, 1995. The Company had no repurchase agreement activity during the fiscal years ended June 30, 1994 and 1993.

(9) Other Borrowed Funds



                                                                                        At June 30,
                                                              At December 31,       ---------------------
                                                                   1995              1995          1994
                                                                  -------           -------       -------
                                                                           (Dollars in Thousands)
  Advances from the Federal Home Loan Bank of
   Boston...............................................          $54,548           $76,050       $23,072
  Capitalized leases....................................              306               361           419
  Note payable due in monthly installments including
   interest at 7%.......................................                5                 9            16
                                                                  -------           -------       -------
                                                                  $54,859           $76,420       $23,507
                                                                  =======           =======       =======

  At December 31, 1995, mortgage loans on residential property of approximately $73,000,000, investment securities of $9,000,000 and all stock in the Federal Home Loan Bank of Boston were pledged as collateral to secure the above advances and a line of credit with the Federal Home Loan Bank of Boston of $8,000,000. The average annual interest rates on advances from the Federal Home Loan Bank of Boston outstanding at December 31, 1995 by periods to maturity are summarized as follows:

                                       Weighted
                                        Average
                            Amount       Rate
                          ----------  -----------
                          (Dollars in Thousands)
  Within 1 year.........     $34,000        5.80%
  From 1 to 2 years.....      20,000        5.66
  From 3 to 5 years.....          75        8.13
  After 5 years.........         473        7.37
                             -------
                             $54,548        5.77
                             =======

(10) Stockholders' Equity

  Federal regulations prohibit banking companies from paying dividends on their stock if the effect would cause stockholders' equity to be reduced below applicable regulatory capital requirements or if such declaration and payment would otherwise violate regulatory requirements. At December 31, 1995, the Company and the Bank were in compliance with all regulatory capital requirements.

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

(11) Income Taxes

  At December 31, 1995, the Company had a Federal income tax receivable of $34,000. At June 30, 1995 and 1994, the Company's accrued Federal income tax payable was $140,000 and $81,000, respectively.

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

  On July 1, 1993, the State of New Hampshire modified many of its corporate income tax laws. These changes resulted in the Company being subject to a state business profits tax equal to 7.5% for fiscal year 1994 and 7.0% for years thereafter. In addition, the Company is no longer subject to an annual franchise tax but instead is subject to a business enterprise tax. This tax is imposed at the rate of 0.25% of the sum of the Company's interest expense, compensation expense and dividends paid. This additional enterprise tax may be utilized as a credit against the business profits tax. No provision for state income taxes is reflected in the Company's consolidated statements of income for the six months ended December 31, 1995 and for the years ended June 30, 1995, 1994 and 1993 because the amount of annual business enterprise tax or franchise tax exceeded the Company's liability under the business profits tax law.

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The difference between the total expected income tax expense computed by applying the federal income tax rate of 34% to income before income taxes and the reported income tax expense is as follows:

                                                         Six Months
                                                            Ended        Years Ended June 30,
                                                         December 31,  ------------------------
                                                             1995       1995     1994     1993
                                                         ------------  -------  -------  ------
                                                                    (in Thousands)
  Computed "expected" federal income tax
   expense at statutory rate.........................      $ 757       $1,645   $1,342   $ 755
  Increase (decrease) resulting from:
    State taxes (net of federal benefit, before
     change in valuation reserve)....................         24           75       54     (12)
    Dividend received deduction......................         (2)          (6)     (21)     (2)
    Change in valuation reserve......................        (55)        (150)    (510)   (742)
    Non-deductible acquisition expenses..............        141           --       --      --
    Other............................................        (11)         (13)      (7)      1
                                                           -----       ------   ------   -----
                                                           $ 854       $1,551   $  858   $  --
                                                           =====       ======   ======   =====



                                                         Six Months
                                                            Ended        Years Ended June 30,
                                                         December 31,  ------------------------
                                                             1995       1995     1994     1993
                                                         ------------  -------  -------  ------
                                                                    (in Thousands)
  Current tax expense:
    Federal..........................................      $ 854       $1,424   $  922   $ 441
                                                           -----       ------   ------   -----
    State............................................         --           --       --      --
                                                           -----       ------   ------   -----
                                                             854        1,424      922     441
                                                           =====       ======   ======   =====
  Deferred tax expense (benefit):
    Federal..........................................         18          162      365     319
    State............................................         37          115       81     (18)
    Change in valuation reserve......................        (55)        (150)    (510)   (742)
                                                           -----       ------   ------   -----
                                                              --          127      (64)   (441)
                                                           -----       ------   ------   -----
                                                           $ 854       $1,551   $  858   $  --
                                                           =====       ======   ======   =====

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  The tax effects of temporary differences (the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases) that give rise to significant portions of the deferred tax asset and deferred tax liability are as follows:

                                                                           June 30,
                                                         December 31,  ----------------
                                                             1995        1995     1994
                                                         ------------  -------  -------
                                                                  (in Thousands)
Deferred tax asset:
  Allowance for possible loan losses...................    $  999      $  922   $  919
  Deferred loan fees...................................       158         156       67
  Valuation allowance on repossessed assets............        --          22       32
  State net operating loss carryforward................        --          20       73
  Unrealized loss on securities available for sale.....        --          --      161
  Purchased mortgage servicing rights..................        52          --       --
  Other................................................        56          19       10
                                                           ------      ------   ------

Gross deferred tax asset...............................     1,265       1,139    1,262
Valuation reserve......................................       (81)       (136)    (286)
                                                           ------      ------   ------

                                                            1,184       1,003      976
                                                           ======      ======   ======
Deferred tax liability:
  Originated mortgage servicing rights.................        96          --       --
  Valuation allowance on loans held for sale...........        --          --       38
  Pension..............................................        40          40       88
  Depreciation.........................................       156         156      101
  Deferred loan costs..................................       485         425       78
  Unrealized gain on securities available for sale.....       448         206       --
  Other................................................        29           4        5
                                                           ------      ------   ------

                                                            1,254         831      310
                                                           ------      ------   ------

Deferred income tax asset (liability), net.............    $  (70)     $  172   $  666
                                                           ------      ------   ------

  Retained earnings at December 31, 1995 include approximately $3,445,000 of bad debt reserves for Federal income tax purposes which may be subject to tax if not used to absorb loan losses. Related deferred taxes on such reserves of approximately $1,330,000 have not been provided because it is not expected that such reserves will be utilized for other than loan losses.

  The realization of the net deferred tax asset may be based on utilization of carrybacks to prior taxable periods, anticipation of future taxable income and the utilization of tax planning strategies. Management has determined that it is more likely than not that the net deferred tax asset can be realized by carrybacks to federal taxable income in the three-year carryback period and by expected future taxable income. The valuation reserve relates primarily to certain state tax temporary differences.

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(12) Employee Benefits

 Stock Option Plans

  In 1985, 1988 and 1992 the stockholders of the Company approved stock option plans for the benefit of certain officers and other employees. Outside directors may elect to receive options under the 1992 plan in lieu of a portion of director fees. The total number of shares covered by the plans is 240,000. Employee options granted under the plans vest over four years at 25% per year. Options are granted at not less than the fair market value of the shares at the date of the grant, and expire ten years from the date of the grant. Activity in the plans is summarized as follows:

                            Six Months Ended                         Years Ended June 30,
                               December 31,      ------------------------------------------------------------
                                   1995                 1995                 1994                1993
                            ------------------   ------------------   ------------------   ------------------
                                      Weighted             Weighted             Weighted             Weighted
                            Number    Average    Number    Average    Number    Average    Number    Average
                              of       Option      of       Option      of       Option      of       Option
                            Shares     Price     Shares     Price     Shares     Price     Shares     Price
                            ------    --------   -------   --------   -------   --------   -------   --------

Outstanding at
 beginning of
 period............        97,577      $ 8.26   130,505     $ 7.33   157,880      $6.92   146,130      $6.57
Granted............         1,079       16.75     2,233      15.42     1,000       9.00    35,000       5.40
Canceled...........          (500)      10.00    (3,000)     11.38      (375)      2.83    (1,000)      2.25
Exercised..........        (2,373)       9.39   (32,161)      4.71   (28,000)      5.09   (22,250)      2.34
                           ------               -------              -------              -------
Outstanding at
 end of period.....        95,783      $ 8.32    97,577     $ 8.26   130,505      $7.33   157,880      $6.92
                           ======               =======              =======              =======

  At December 31, 1995 and June 30, 1995, exercisable stock options amounted to 84,221 and 86,594, respectively.

 Stock Purchase Plan

  Under the Stock Purchase Plan approved by the Company's stockholders, participating employees may annually purchase shares through accumulated payroll deductions. During the six months ended December 31, 1995, 2,155 shares were purchased at $13.25 per share. During the years ended June 30, 1995, 1994 and 1993, 2,029, 3,412 and 4,207 shares were purchased at $11.375, $8.125 and $2.75 per share, respectively. At December 31, 1995, 38,197 shares were available for issuance under the Plan.

 Employee Stock Ownership Plan

  In May of 1986, the Company adopted an Employee Stock Ownership Plan ("ESOP"). The Plan is designed to provide retirement benefits for eligible employees of the Bank. Because the Plan invests primarily in the stock of the Company, it will also give eligible employees an opportunity to acquire an ownership interest in the Company.

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Employees are eligible to participate in the Plan after reaching age twenty-one, completing one year of service and working at least one thousand hours of consecutive service during the previous year. Contributions are allocated to eligible participants on the basis of compensation and years of credited service.

  During May 1986, the Company issued a total of 59,775 shares under the ESOP at a total purchase price of $975,000. The purchase was made from the proceeds of a $975,000 loan from an unrelated third party lender bearing interest at a rate of 75% of floating prime. Repayment of the loan is secured by contributions the Bank is obliged to make under a contribution agreement with the ESOP. In 1988, the ESOP purchased 24,696 additional shares at an average price of $11.80 per share which was funded by additional borrowings of approximately $291,000 under the same loan agreement. In 1991, the ESOP purchased 20,000 additional shares at an average price of $4.81 per share funded by available cash in the ESOP. During the six months ended December 31, 1995, the Bank made contributions to the ESOP totaling $85,000 and $167,000, $179,000 and $187,000, respectively, for the fiscal years ended June 30, 1995, 1994 and 1993 to enable the ESOP to make principal and interest payments on the loan. The amount contributed was charged to salary and employee benefit expenses. The balance of the loan will be repaid within one year with funds from the Bank's future contributions to the ESOP and the earnings on the ESOP's assets.

  Shares used as collateral to secure the loan are released and available for allocation to eligible employees as the principal balance of the loan is repaid. Dividends on released shares are credited to the participants' ESOP accounts. Dividends on unreleased shares may be allocated to participants or applied towards payment of the loan.

  At December 31, 1995, the shares held by the ESOP amounted to 85,330 of which 70,927 were released and allocated to participants of the ESOP. Shares held in suspense at December 31, 1995, to be released annually as the loan is paid down, amounted to 14,403. The market value of these shares at December 31, 1995 was $18.875 per share. Dividends on ESOP shares are charged to retained earnings and all ESOP shares are considered outstanding in determining earnings per share.

 Pension Plan

  The Bank provides a noncontributory pension plan for its employees. The funded status of the plan as of December 31, 1995 and June 30, 1995 and 1994 is as follows:


                                                                                        June 30,
                                                                    December 31,   ------------------
                                                                        1995         1995      1994
                                                                    -------------  --------  --------
                                                                             (in Thousands)
  Vested benefits................................................      $1,498       $1,663    $1,397
  Nonvested benefits.............................................          42           46        39
                                                                       ------       ------    ------
    Accumulated benefit obligation...............................       1,540        1,709     1,436
  Additional benefits related to future compensation levels......         541          602       564
                                                                       ------       ------    ------
    Projected benefit obligation.................................       2,081        2,311     2,000
  Plan assets at fair value invested primarily in equity and
    fixed-income securities......................................       3,665        3,390     3,117
                                                                       ------       ------    ------
  Plan assets in excess of projected benefit obligation..........       1,584        1,079     1,117
  Unrecognized transition asset..................................        (746)        (781)     (850)
  Unrecognized experience (gain) loss............................        (623)        (113)       29
                                                                       ------       ------    ------
    Prepaid pension cost included in other assets................      $  215       $  185    $  296
                                                                       ======       ======    ======

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


The weighted average discount rate and rate of increase in future compensation levels used in calculating the actuarial present value of the projected benefit obligations shown above were 7.0% and 5.0%, respectively, for December 31, 1995 and 8.0% and 6.0%, respectively, for June 30, 1995 and 1994. For all periods presented, the expected long-term rate of return on assets was 8.0%.

Net pension expense for the periods indicated include the following components:

                                                        Six Months     Years Ended
                                                           Ended         June 30,
                                                       December 31,   --------------
                                                           1995        1995    1994
                                                       -------------  ------  ------
                                                              (in Thousands)
  Service cost--benefits earned....................       $  64       $ 258   $ 211
  Interest cost on projected benefit obligation....          77         155     129
  Actual return on plan assets.....................        (322)       (127)    (25)
  Net amortization and deferral....................         151        (186)   (305)
                                                          -----       -----   -----
    Net pension expense (income)...................       $ (30)      $ 100   $  10
                                                          =====       =====   =====

 401(k) Savings Plan

  On July 1, 1994, the Bank established a 401(k) Savings Plan covering all employees who have reached the age of twenty-one, completed one year of service and worked at least one thousand hours during the previous year. Participants may contribute from 1% to 10% of their pre-tax compensation. The Bank makes quarterly matching contributions equal to 33% of the participants' contributions up to 6% of their pre-tax compensation. Employer matching contributions vest at 25% per year. Expense under the Plan amounted to $27,000 for the six months ended December 31, 1995 and $53,000 during the fiscal year ended June 30, 1995.


 Employee Agreements

  The Bank has a supplemental retirement agreement for its chief executive officer. This plan provides retirement benefits designed to supplement benefits available through the Bank's retirement plan for employees. Total expense for these benefits amounted to $15,000 for the six months ended December 31, 1995 and $26,000, $17,000 and $13,000, respectively, for the years ended June 30, 1995, 1994 and 1993.

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

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 Incentive Compensation Plans

  The Company has two incentive compensation plans designed to provide an annual incentive to improve financial performance, under which annual incentive awards are paid if the Company achieves specified objectives.

  All personnel employed at the beginning of the fiscal year are eligible to participate in the General Profit Sharing Plan. Certain members of senior management are eligible to participate in the Management Incentive Plan. The Board of Directors may provide these incentive awards in the form of cash or stock, or in the case of the General Profit Sharing Plan, a contribution to the Company's 401(k) Plan. Based on financial results achieved during the past three fiscal years, the Company paid total cash incentive awards, as defined in the two plans, of $55,000 for the six months ended December 31, 1995 and $96,000, $111,000 and $29,000, respectively, for the fiscal years ended June 30, 1995, 1994 and 1993.

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

  Financial instruments with off-balance sheet risk at the dates indicated are as follows:

                                                               At           At June 30,
                                                          December 31,  ------------------
                                                              1995        1995      1994
                                                          ------------  --------  --------
                                                                   (in Thousands)
Unused home equity lines of credit.....................       $13,978   $14,898   $18,008
Unused commercial lines of credit......................         6,466     4,016     3,023
Unadvanced portions of construction loans..............           591       325        --
Commitments to originate residential mortgage loans....         4,314     4,094     5,192
Commitments to originate commercial, construction and
 commercial real estate loans..........................         3,474     8,340     7,373
Standby letters of credit..............................           363       416        72
Unused consumer overdraft protection credit............           687       652       620
Commitments to sell residential mortgage loans.........         6,322     7,589     5,494
Best efforts commitment to sell automobile loans.......        24,000    48,000        --
Loans sold with credit enhancement.....................        24,019     9,777        --


                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

  The Company has periodically sold automobile loans with credit enhancement that obligates the Bank to assume a certain portion of credit losses should they occur. At December 31, 1995, the outstanding balance of those loans totaled $24,019,000. The Bank has provided $139,000 to absorb such possible losses. The Bank has an agreement to sell up to an additional $24,000,000 of new loan production to the same buyer on a best efforts basis.

  The Bank is required to maintain a portion of its cash and due from banks as a reserve balance under the Federal Reserve Act. Such reserve is calculated based upon deposit levels and amounted to $1,057,000 at December 31, 1995.

  The Company is involved in various legal proceedings in the normal course of business, none of which is believed by management to be material to the financial condition or results of operations of the Company.


(14) Fair Values of Financial Instruments

  The estimates of fair value of financial instruments are based on information available at December 31, 1995, June 30, 1995 and June 30, 1994, and are not indicative of the fair market value of those instruments at the date this report is published. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular class of financial instruments. Because no market exists for a portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     Off-balance sheet instruments:   The fair value of commitments to extend
  credit was based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of the commitments to sell residential mortgage loans was based on the cost to terminate such commitments.

                                      December 31, 1995      June 30, 1995        June 30, 1994
                                     -------------------  -------------------  -------------------
                                               Estimated            Estimated            Estimated
                                     Carrying    Fair     Carrying    Fair     Carrying    Fair
                                      Amount     Value     Amount     Value     Amount     Value
                                     --------  ---------  --------  ---------  --------  ---------
                                                            (in Thousands)
  Financial assets:
    Cash and cash equivalents......  $ 22,092   $ 22,092  $ 19,097   $ 19,097  $  8,012   $  8,012
    Securities available for sale..    54,141     54,141    58,754     58,754    64,795     64,795
    Securities held to maturity....    43,529     43,753    53,408     53,350    33,860     32,997
    Federal Home Loan Bank stock...     3,803      3,803     3,803      3,803     1,860      1,860
    Mortgage loans held for sale...     2,940      3,027     4,392      4,508     4,942      4,963
    Loans, net.....................   263,688    265,658   268,491    267,180   218,758    220,434
    Accrued interest receivable....     3,201      3,201     3,100      3,100     2,526      2,526
    Loan servicing rights..........     2,513      2,513     2,564      2,564        --         --

  Financial liabilities:
    Non-interest bearing demand
      deposits.....................  $ 18,566   $ 18,566  $ 16,420   $ 16,420  $ 15,067   $ 15,067
    Savings deposits...............   111,377    111,377   115,174    115,174   131,877    131,877
    Time certificates of deposit...   185,595    186,486   176,962    177,119   145,981    146,382
    Repurchase agreements..........     4,675      4,675     6,348      6,348        --         --
    Other borrowed funds...........    54,859     54,829    76,420     76,449    23,507     23,385
    Liability related to ESOP......       118        118       197        197       355        355
    Accrued interest payable.......     1,421      1,421     1,177      1,177       693        693
    Credit enhancement liability...       139        139        51         51        --         --

  Off-balance sheet instruments:
    Commitments to extend credit...  $     --   $    123  $     --   $     94  $     --   $    168
    Commitments to sell loans......        --         --        --          1        --          3


                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


(15) Condensed Parent Company Financial Information

  Condensed financial statements of Community Bankshares, Inc. (the "Parent Company") as of December 31, 1995 and June 30, 1995 and 1994 and for six months ended December 31, 1995 and for the years ended June 30, 1995, 1994 and 1993 follow:

                           COMMUNITY BANKSHARES, INC.
                            CONDENSED BALANCE SHEETS

                                                                                                      June 30,
                                                                             December 31,  --------------------------
                                                                                 1995          1995          1994
                                                                             ------------  ------------  ------------
                                                                            (Dollars in Thousands  Except Share Data)
Assets
Cash.....................................................................       $ 1,263       $ 1,601       $ 2,048
Securities available for sale--amortized cost $80 at December 31
 and June 30, 1995 and $25 at June 30, 1994..............................           108            97            35
Investment in subsidiary, at equity......................................        29,532        27,841        24,860
Other assets.............................................................            85            95            84
                                                                                -------       -------       -------
    Total assets.........................................................       $30,988       $29,634       $27,027
                                                                                =======       =======       =======
Liabilities and Stockholders' Equity
Liabilities:
  Liability relating to ESOP.............................................       $   118       $   197       $   355
  Other liabilities......................................................            80            39            47
                                                                                -------       -------       -------
    Total liabilities....................................................           198           236           402
                                                                                -------       -------       -------

Stockholders' equity:
  Preferred stock, $1.00 par value per share; 1,000,000 shares authorized, none issued...............................................
  Common stock, $1.00 par value per share; 3,000,000 shares
   authorized; issued and outstanding, 1,749,405 at
   December 31, 1995, 1,747,032 shares at June 30, 1995 and
   1,743,532 at June 30, 1994............................................         1,749         1,747         1,744
  Additional paid-in capital.............................................        17,165        17,146        17,343
  Retained earnings......................................................        11,441        10,567         8,155
                                                                                -------       -------       -------
                                                                                 30,355        29,460        27,242
  Unrealized net gains (losses) on securities available for sale, net....           711           328          (262)
  Unearned compensation--ESOP............................................          (118)         (197)         (355)
  Treasury stock (at cost) - 9,655 shares at December 31, 1995
   and 11,810 shares at June 30, 1995....................................          (158)         (193)           --
                                                                                -------       -------       -------
    Total stockholders' equity...........................................        30,790        29,398        26,625
                                                                                -------       -------       -------
    Total liabilities and stockholders' equity...........................       $30,988       $29,634       $27,027
                                                                                =======       =======       =======

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                           COMMUNITY BANKSHARES, INC.
                         CONDENSED STATEMENTS OF INCOME


                                                         Six Months Ended
                                                           December 31,           Year Ended June 30,
                                                              Ended         ---------------------------
                                                               1995           1995      1994     1993
                                                         ----------------   -------   -------   -------
                                                                         (in Thousands)
Revenues:
  Interest and dividend income.....................          $    27        $    61   $    54   $    64
  Dividends from subsidiary........................              503            891       330        --
  Management fees from subsidiary..................               98            131       145       110
  Equity in undistributed income of subsidiary.....            1,318          2,396     2,760     2,221
    Total revenues.................................            1,946          3,479     3,289     2,395
Operating expenses.................................              575            192       199       174
                                                             -------        -------   -------   -------
    Net income.....................................          $ 1,371        $ 3,287   $ 3,090   $ 2,221
                                                             =======        =======   =======   =======


  The Parent Company's statements of changes in stockholders' equity are identical to the consolidated statements of changes in stockholders' equity and therefore are not reprinted here.

                          COMMUNITY BANKSHARES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS

                                                             Six Months
                                                                Ended             Year Ended June 30,
                                                             December 31,   ---------------------------
                                                                1995         1995      1994      1993
                                                             ------------   -------   -------   -------
                                                                            (in Thousands)
Cash flows from operations:
  Net income..............................................     $ 1,371      $ 3,287   $ 3,090   $ 2,221
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Equity in undistributed income of subsidiary..........      (1,318)      (2,396)   (2,760)   (2,221)
    (Increase) decrease in other assets...................          10           68       (33)       (4)
    Increase (decrease) in other liabilities..............          49           (8)       34       (17)
                                                               -------      -------   -------   -------
      Net cash provided by (used in) operating
       activities.........................................         112          951       331       (21)
                                                               -------      -------   -------   -------
Cash flows from investing activities:
  Purchases of investment securities......................          --          (55)       --       (17)
                                                               -------      -------   -------   -------
      Net cash used in investing activities...............          --          (55)       --       (17)
                                                               -------      -------   -------   -------
Cash flows from financing activities:
  Proceeds from issuance of common stock..................          53          175       171        65
  Purchase of treasury stock..............................          --         (627)       --        --
  Dividends paid on common stock..........................        (503)        (891)     (416)       --
                                                               -------      -------   -------   -------
      Net cash provided by (used in) financing
       activities.........................................        (450)      (1,343)     (245)       65
                                                               -------      -------   -------   -------
Net increase (decrease) in cash...........................        (338)        (447)       86        27
Cash at beginning of period...............................       1,601        2,048     1,962     1,935
                                                               -------      -------   -------   -------
Cash at end of period.....................................     $ 1,263      $ 1,601   $ 2,048   $ 1,962
                                                               =======      =======   =======   =======

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

(16) Unaudited Consolidated Condensed Income Statements

Quarterly Income Statements (Unaudited)

                                                                            Quarters Ended
                                                               ----------------------------------------
                                                               September   December    March     June
                                                               ---------   --------   -------   -------
                                                                   30         31        31        30
                                                                -------    -------    -------   -------
                                                                   (in Thousands Except Share Data)
Six Months Ended December 31, 1995
Interest and dividend income................................    $ 8,055    $ 8,069
Interest expense............................................      4,478      4,424
                                                                -------    -------
  Net interest and dividend income..........................      3,577      3,645
Provision for possible loan losses..........................        175        200
                                                                -------    -------
  Net interest and dividend income after provision for
   possible loan losses.....................................      3,402      3,445
Non-interest income.........................................        675        822
Non-interest expense........................................     (2,795)    (3,324)
                                                                -------    -------
  Income before income taxes................................      1,282        943
Income taxes................................................        436        418
                                                                -------    -------
  Net income................................................    $   846    $   525
                                                                -------    -------
Earnings per common and common equivalent share.............    $   .47    $   .29
                                                                =======    =======
Fiscal Year Ended June 30, 1995
Interest and dividend income................................    $ 6,304    $ 6,700    $ 7,357   $ 7,880
Interest expense............................................      2,957      3,223      3,756     4,308
                                                                -------    -------    -------   -------
  Net interest and dividend income..........................      3,347      3,477      3,601     3,572
Provision for possible loan losses..........................        100        100        125       150
                                                                -------    -------    -------   -------
  Net interest and dividend income after provision for
   possible loan losses.....................................      3,247      3,377      3,476     3,422
Non-interest income.........................................        512        427        484       613
Non-interest expense........................................     (2,583)    (2,707)    (2,689)   (2,741)
                                                                -------    -------    -------   -------
  Income before income taxes................................      1,176      1,097      1,271     1,294
Income taxes................................................        379        349        407       416
                                                                -------    -------    -------   -------
  Net income................................................    $   797    $   748    $   864   $   878
                                                                -------    -------    -------   -------
Earnings per common and common equivalent share.............    $   .44    $   .42    $   .48   $   .49
                                                                =======    =======    =======   =======
Fiscal Year Ended June 30, 1994
Interest and dividend income................................    $ 5,815    $ 5,765    $ 5,682   $ 5,956
Interest expense............................................      2,748      2,672      2,612     2,704
                                                                -------    -------    -------   -------
  Net interest and dividend income..........................      3,067      3,093      3,070     3,252
Provision for possible loan losses..........................        400         75         75        75
                                                                -------    -------    -------   -------
  Net interest and dividend income after provision for
   possible loan losses.....................................      2,667      3,018      2,995     3,177
Non-interest income.........................................        848        584        622       504
Non-interest expense........................................     (2,586)    (2,594)    (2,610)   (2,677)
                                                                -------    -------    -------   -------
  Income before income taxes................................        929      1,008      1,007     1,004
Income taxes................................................        218        229        232       179
                                                                -------    -------    -------   -------
  Net income................................................    $   711    $   779    $   775   $   825
                                                                -------    -------    -------   -------
Earnings per common and common equivalent share.............    $   .40    $   .44    $   .43   $   .46
                                                                =======    =======    =======   =======

  Aggregate quarterly earnings per share may not equal earnings per share for the full year due to rounding.

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)

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


                                Gains on      Net    Earnings
Fiscal 1995 Quarter Ended    --------------  ------  ---------
- ---------------------------  Sale of Loans   Income  per Share
                             --------------  ------  ---------
                             (in Thousands, Except Share Data)
September 30, 1994.........       $58          $39    $0.02
December 31, 1994..........        46           31     0.02
March 31, 1995.............        47           32     0.02


Income Statement for the Six Months Ended Decemeber 31, 1994 (Unaudited)

                                                        Six Months
                                                          Ended
                                                       December 31,
                                                           1994
                                            --------------------------------
                                            (in Thousands Except Share Data)

Interest and dividend income..............               $13,004
Interest expense..........................                 6,180
                                                         -------
  Net interest and dividend income........                 6,824
Provision for possible loan losses........                   200
                                                         -------
  Net interest and dividend income after
   provision for possible loan losses.....                 6,624
Non-interest income.......................                   939
Non-interest expense......................                (5,290)
                                                         -------
  Income before income taxes..............                 2,273
Income taxes..............................                   728
                                                         -------
  Net income..............................               $ 1,545
                                                         =======
Earnings per common and common
 equivalent share.........................               $   .86
                                                         =======

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)



(17) Unaudited Subsequent Event--Acquisition of Centerpoint Bank


  Effective March 20, 1996, the Company acquired Centerpoint Bank (Centerpoint) in a merger accounted for as a pooling of interests and pursuant to which the Company exchanged 1.073 shares of its common shares for each outstanding common share of Centerpoint (657,587 in total). At December 31, 1995, Centerpoint had total assets of $88,505,000, including $60,319,000 in loans and $18,519,000 in investments and earning deposits. Centerpoint's deposits and stockholders equity at December 31, 1995, were $69,899,000 and $5,978,000, respectively. Condensed unaudited operating results for Centerpoint were as follows:

                                                             Six Months
                                                               Ended           Years Ended June 30,
                                                            December 31,   -----------------------------
                                                                1995         1995       1994      1993
                                                           ------------    ---------  --------  --------
                                                            (Dollars in Thousands, Except Share Data)

Net interest and dividend income......................        $ 2,526       $ 4,058    $ 2,954   $ 2,098
Provision for possible loan losses....................            123           302        300       201
Non-interest income...................................             88           165        260       152
Non-interest expense..................................         (1,678)       (2,722)    (2,344)   (1,810)
                                                              -------       -------    -------   -------
Income before income taxes............................            813         1,199        570       239
Income tax expense....................................            310           311         39        --
                                                              -------       -------    -------   -------
  Net income..........................................            503           888        531       239
Dividends on preferred stock..........................             --            --         18        25
                                                              -------       -------    -------   -------
  Net income available to common stock................        $   503       $   888    $   513   $   214
                                                              =======       =======    =======   =======
  Earnings per common and common equivalent share.....        $  0.83       $  1.51    $  0.90   $  0.40


  The following unaudited pro forma combined condensed financial statements (the pro forma financial statements) have been prepared to reflect the acquisition of Centerpoint on a pooling-of-interests basis, and reflect the exchange of Centerpoint common stock for Company common stock at the exchange ratio indicated above. The pro forma financial statements do not include any expected cost savings. Merger costs have been charged to expense as incurred in the separate historical financial statements of Community and Centerpoint. For purposes of this presentation, a reclassification was made within stockholders' equity to reflect the issuance of Company shares. No adjustment was made, however, for cash to be paid for fractional shares. Pro forma earnings per common and common equivalent share has been computed by dividing pro forma net income by the pro forma average number of common and common equivalent shares outstanding. These pro forma adjustments are preliminary; the actual adjustments will be based on the balance sheet amounts of both the Company and Centerpoint at the merger consummation date and may differ from those reflected here. The pro forma financial statements are not necessarily indicative of the financial position or results of future operations of the combined Company or the actual financial position and results of operations for the periods presented.

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)



                  Unaudited Pro Forma Combined Condensed Balance Sheet
                        (Dollars in Thousands Except Share Data)

                                                      December 31, 1995
                                                     --------------------
Investments and earning deposits....................       $131,314
Loans held for sale.................................          2,940
Loans, net..........................................        323,347
Other assets........................................         40,402
                                                           --------
     Total Assets...................................       $498,003
                                                           ========

Deposits............................................       $385,437
Borrowed funds......................................         70,936
Other liabilities...................................          4,862
                                                           --------
     Total Liabilities..............................        461,235
                                                           --------
Preferred Stock.....................................             --
Common Stock........................................          2,382
Additional paid-in Capital..........................         21,785
Retained earnings...................................         12,299
Unrealized net gains on Securities
  available for sale, net...........................            578
Unearned compensation-ESOP..........................           (118)
Treasury Stock......................................           (158)
                                                           --------

     Total stockholders' equity......................        36,768
                                                           --------
     Total liabilities and stockholders' equity.....       $498,003
                                                           ========


          Unaudited Pro Forma Combined Condensed Statements of Income

                                                              Six Months
                                                                 Ended            Years Ended June 30,
                                                              December 31,   ------------------------------
                                                                 1995           1995      1994       1993
                                                              ------------   --------   --------   --------
                                                                 (Dollars in Thousands Except Share Data)

Net interest and dividend income..........................     $ 9,748       $ 18,055   $ 15,436   $ 14,760
Provision for possible loan losses........................         498            777        925      2,351
Non-interest income.......................................       1,585          2,201      2,818      3,031
Non-interest expense......................................      (7,797)       (13,442)   (12,811)   (12,980)
                                                               -------       --------   --------   --------
Income before income taxes................................       3,038          6,037      4,518      2,460
Income tax expense........................................       1,164          1,862        897         --
                                                               -------       --------   --------   --------
       Net income.........................................       1,874          4,175      3,621      2,460
Dividends on preferred stock..............................          --             --         18         25
                                                               -------       --------   --------   --------
       Net income available to common stock...............     $ 1,874       $  4,175   $  3,603   $  2,435
                                                               =======       ========   ========   ========
       Earnings per common and common equivalent share....     $  0.77       $   1.70   $   1.49   $   1.09


Item 9.  Changes in and Disagreements with Accountants
  None

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

  (a) Directors


Name                                 Age    Director Since  Expiration of Term       Other Offices Held
- ------------------------------------------------------------------------------------------------------------
Thomas M. Hardiman                    66         1985             1996(1)            Chairman of the Board
John N. Buxton                        48         1992             1997(1)                     --
Douglas Crichfield                    52         1990             1997(1)                 President and
                                                                                     Chief Executive Officer of the
                                                                                     Company and Concord Savings Bank
William S. Fenollosa                  55         1985             1996(1)                     --
Oliver R. Fifield                     69         1985             1996(1)                     --
Robert A. Hill                        47         1992             1997(1)                     --
Russell A. Holden                     70         1986             1998(1)                     --
Lucia P. Kittredge                    47         1986             1998(1)                     --
Seth A. Resnicoff                     58         1986             1998(1)                     --
Eleanor H. Stark                      62         1985             1997(1)                     --
James R. Stewart                      56         1985             1996(1)                     --
Katherine F. Tsouros                  57         1985             1998(1)                     --
Arthur R. Bethke                      73         1996             1997(2)                     --
Walter W. Hemming                     55         1996             1997(2)                     --
Philip M. Stone                       65         1996             1997(2)             President and Chief Executive
                                                                                       Officer of Centerpoint Bank


(1) The directors were elected to serve for three year terms and until their successors are elected and qualify. Although the directors' terms expire in the years indicated, due to the change in the Company's fiscal year from June 30 to December 31, the Company expects to wait until April 1997 to hold its next annual meeting, rather than holding another meeting just a few months after the annual meeting held on January 25, 1996. As a result, the directors are expected to continue to serve for approximately six months beyond the expiration date of their current terms.

(2) These directors were directors of Centerpoint Bank who became directors of the Company on March 20, 1996, the effective date of the Centerpoint acquisition. Their terms will expire at the next annual meeting of the Company in April 1997.

  (b) Executive Officers


                                                                                                    Date of Election
Name                         Age                  Offices Held                                       to Such Office
- --------------------------------------------------------------------------------------------------------------------
Douglas Crichfield           52       President and Chief Executive Officer                              1990
                                       of the Company and the Bank
Paul M. Ferguson             42       Vice President-Credit Administration of the Company;               1995
                                       Executive Vice President of the Bank
Gerald R. Emery              50       Treasurer and Chief Financial Officer of the Company;              1990
                                       Senior Vice President-Finance and Operations of the
                                       Bank
Richard E. Kamp              46       Vice President and Secretary of the Company;                       1990
                                      Vice President--Communications of the Bank                         1995

  (c) Identification of certain significant employees: Not applicable
  (d) Family relationships: None
  (e) Business experience

  Thomas M. Hardiman was a Consultant to Chubb Securities Corporation from 1987 through 1989, a Senior Vice President of Chubb Securities Corporation from 1982 to 1987, and Vice President of Chubb Life Insurance Company from 1980 to 1981. He served as Vice President and Treasurer of United Life and Accident Insurance Co., from 1965 to 1980. He is a Director of Concord Electric Co., a subsidiary of UNITIL Corp.

  John N. Buxton has been Vice Rector for Administration, St. Paul's School, Concord, New Hampshire, from 1984 to the present, with responsibility for operations and administrative functions. He is a member of trustee committees on investments, risk management, pensions and benefits and buildings and grounds.

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

  William S. Fenollosa has been President and owner of Granite State Volkswagen, Inc., an automobile sales and service dealership in Concord, New Hampshire, since 1967.

  Oliver R. Fifield was President of Northeast Consolidated Services, Inc., a corporation providing various administrative office support to The New Hampshire and Vermont Blue Cross Blue Shield corporations from 1981 until his retirement in 1985, and President of Northeast Equity Corp., a business equipment leasing corporation owned by Blue Cross Blue Shield, from 1983 to 1985.

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

  Dr. Seth A. Resnicoff has been engaged in the private practice of surgery in Concord, New Hampshire, since 1975. He is Chairman of the Board of Strategic Healthcare, Concord, New Hampshire, a company providing management and marketing services to independent physicians and surgeons, and a Trustee of Derryfield School, Manchester, New Hampshire.

  Eleanor H. Stark served as elected representative to the New Hampshire House of Representatives from 1981 to 1985.

  James R. Stewart has been President, Treasurer and a principal owner of Capital Offset, Inc., a printing firm, since 1975.

  Katherine F. Tsouros serves as an officer and active member of the Boards of various non-profit organizations in the Concord, New Hampshire area.

  Arthur R. Bethke is the President of Concord Oil Company, a corporation engaged in the distribution of gasoline and fuel oil in the Concord, Massachusetts region. He is also the Chairman of R. Murphy Company, a manufacturing concern.

  Walter W. Hemming is a Principal of Hemming Associates, a management consulting business.

  Philip M. Stone is the Chairman of the Board of Directors, President and Chief Executive Officer for Centerpoint Bank.

  Gerald R. Emery joined the Bank in 1988 as Vice President, Finance. He was elected Treasurer of the Company and the Bank and Senior Vice President Finance and Operations of the Bank in 1990. From 1986 until joining the Company, he was Vice President, Finance with United Savers Bancorp, Inc. in Manchester, New Hampshire. From 1982 until 1986, he held the same position with The Savers Bank in Littleton, New Hampshire, a subsidiary of United Savers Bancorp, Inc. Prior to 1982, Mr. Emery had 18 years experience in community banking with commercial banks in both New Hampshire and in Vermont.

  Paul M. Ferguson joined the Bank in 1991 as Senior Vice President Credit Administration, and was elected Executive Vice President in 1995. In 1995, Mr. Ferguson was elected Vice President Credit Administration for the Company. From 1985 through 1991 he was a senior executive of First NH Bank, N.A., most recently serving as its Senior Vice President, Corporate Services and previously as Regional President, Southern Division and prior to that, as Vice President Senior Regional Lending Officer. His prior experience included two years as Vice President-Manager Commercial Services Division for Merchants Savings Bank, of Manchester, New Hampshire, and four years in commercial and consumer lending for Indian Head National Bank, of Concord, New Hampshire.

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

  (f) Involvement in certain legal proceedings: not applicable
  (g) Promoters and control persons: not applicable

Compliance with Section 16(a) of the Exchange Act.

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange
Act), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, Directors and greater-than-10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

  Based solely on review of the copies of Forms 3, 4 and 5 furnished to the Company during and with respect to the six months ended December 31, 1995, or written representations that no Forms 5 were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, Directors and greater-than-10% beneficial owners were complied with during 1995.

Item 11. Executive Compensation

Summary Compensation Table

  The following table provides information concerning the annual and long term compensation of the three executive officers whose total annual salary and bonus exceeded $100,000 for the calendar years ended December 31, 1995, 1994 and 1993.


                                                                            Long Term Compensation
                                                                          --------------------------
                                           Annual Compensation                      Awards(1)                       Payouts
                                --------------------------------------    ---------------------------    ---------------------------
Name and                                              Other Annual        Restricted       Number of       LTIP        All Other
Principal Position     Year     Salary     Bonus      Compensation (2)    Stock Award    Options/SARS    Payouts    Compensation (3)
- ------------------------------------------------------------------------------------------------------------------------------------
Douglas Crichfield     1995    $154,522    $19,443          --                --              --            --          $31,000
President and Chief    1994     148,893     14,395          --                --              --            --           24,859
 Executive Officer     1993     133,846      1,215          --                --              --            --           14,000

Paul M. Ferguson       1995     117,182      7,043          --                --              --            --            2,495
Executive Vice-        1994     107,182      8,561          --                --              --            --            1,271
 President             1993      91,589        853          --                --              --            --              --

Gerald R. Emery        1995      95,728      4,698          --                --              --            --            1,013
Senior Vice-           1994      90,867      6,807          --                --              --            --              535
 President             1993      80,688        762          --                --              --            --              --


(1) The Company has not granted any restricted stock awards or SARS.
(2) Omitted since amounts are below threshold required to be disclosed.
(3) Consists of amounts accrued as an expense with respect to a supplemental retirement agreement with the Chief Executive Officer ($28,000 in 1995) and matching contributions made in fiscal 1995 under the Company's 401(k) plan.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Options
Values

The following table shows options exercised during calendar 1995 and the value of unexercised options (whether or not vested) at December 31, 1995. The Company has not granted any SARs.

                                                                Number of Unexercised                 Value of Unexercised
                                                                     Options at                      In-the-Money Options at
                                                                 December 31, 1995                    December 31, 1995 (1)
                                                            ------------------------------       ------------------------------
                        Shares Acquired       Value
Name                      On Exercise        Realized       Exercisable      Unexercisable       Exercisable      Unexercisable
- -------------------------------------------------------------------------------------------------------------------------------
Douglas Crichfield            6,500          $88,688          21,319              --              $402,396           $  --
Paul M. Ferguson              1,500           18,563           8,000              --               151,000              --
Gerald R. Emery               5,000           60,438           9,075              --               171,291              --


(1) Based on December 31, 1995 market price of $18.875.

Pension Plan Table
The following table shows the estimated annual benefits payable under the Bank's defined benefit retirement plan.


                                                Years of Credited Service
                            -------------------------------------------------------------------
Average Annual Salary           5         10          15          20          25          30
- -----------------------------------------------------------------------------------------------
$100,000                    $ 9,856     $19,712     $29,568     $39,424     $49,280     $59,136
 125,000                     12,356      24,712      37,068      49,424      61,780      74,136
 150,000                     14,856      29,712      44,568      59,424      74,280      89,136


  The annual pension benefit is computed on the basis of a straight-life annuity. Benefits under the plan are based on the five highest years' base salary (up to a maximum of $150,000) and will be offset by benefits provided under the Employee Stock Ownership Plan described below but will not be offset by Social Security benefits. Mr. Crichfield has seven years, Mr. Ferguson has four years and Mr. Emery has seven years, of credited service under the plan. For the year ended December 31, 1995, Mr. Crichfield's base salary, as disclosed above in the Summary Compensation Table, exceeded the maximum covered compensation by $4,522.

  The Bank and Mr. Crichfield are parties to an Executive Supplemental Retirement Agreement ("Supplemental Agreement"), under which, if he works for the Bank until reaching age 65, Mr. Crichfield will be entitled to receive an annual benefit payable for life equal to (a) 60% of the average of his three highest annualized salaries paid during the 5 year period ending on termination of employment, less (b) the benefit payable in life annuity form under the Bank's retirement plan discussed above and under the Bank's Employee Stock Ownership Plan discussed below. Mr. Crichfield accrues a retirement benefit under the Supplemental Agreement at the rate of 3% per year commencing at age 46, vesting at the rate of 10% per year commencing at age 49. The Supplemental Agreement provides for faster accrual of benefits than the retirement plan, and for benefits based upon the full amount of salary earned, whereas under 1993 amendments to the Internal Revenue Code, salary in excess of $150,000 cannot be taken into account in computing benefits under the retirement plan. In addition, the Supplemental Agreement provides for a death benefit payable monthly for 15 years to his beneficiaries in an annual amount equal to 40% of his salary at death.

Employee Stock Ownership Plan

  The Bank has established an Employee Stock Ownership Plan (the "ESOP"), for employees age 21 or older who have at least one year of credited service. The ESOP is funded by the Bank's contributions made in cash (which generally will be invested in Common Stock) or Common Stock.

  The ESOP has purchased shares of Common Stock with funds borrowed from an unrelated third party lender. The loan, which the Company guaranteed, is being repaid with funds from the Bank's contributions to the ESOP, forfeitures and earnings on plan assets. Shares purchased with such loan proceeds are held in a suspense account for allocation among members as the loan is paid. The number of shares allocated to Mr. Crichfield's account as of December 31, 1994, December 31, 1993, and December 31, 1992 were 2,617 shares, 2,195 shares, and 1,819 shares, respectively. The number of shares allocated to Mr. Ferguson's account as of such dates were 903 shares, 602 shares, and 350 shares, respectively. The number of shares allocated to Mr. Emery's account as of such dates were 2,161 shares, 1,902 shares and 1,677 shares, respectively.

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

Severance Benefits Agreements

  In April, 1989 the Company and the Bank entered into a severance benefits agreement with Douglas Crichfield, then Executive Vice President and Treasurer of the Bank. Under the agreement, under certain circumstances, Mr. Crichfield
(1) will be paid an amount equal to three times his then annual base salary, (2) will become fully vested in stock options previously granted to him and in any supplemental retirement benefits, (3) will be entitled to receive retirement benefits in an amount equal to any difference between the benefits that would be payable to him under the Bank's tax qualified employee benefit plans if Mr. Crichfield were fully vested thereunder and the benefits actually payable and
(4) will be reimbursed for executive outplacement fees up to $10,000, all relocation expenses, all legal expenses incurred in enforcing the severance benefits agreement, the cost of maintaining his group insurance coverage for two years and taxes on such reimbursed amounts. Such payments will be made and such rights will vest if Mr. Crichfield terminates his employment within two years following a "Change of Control" (as defined below), either involuntarily (other than for specified causes) or voluntarily with good reason, as defined. Mr. Crichfield's annual base salary is presently $160,000. Similar agreements have been entered into with the Executive Vice President, the Senior Vice President, and 7 Vice Presidents of the Bank, providing for severance benefits equal to two years', two years', and one year's base salary, respectively, and certain other benefits. Centerpoint also has agreements with three of its officers pursuant to which severance would be payable under certain circumstances.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information as of January 1, 1996 (unless otherwise noted) regarding (i) each person known by Community to own beneficially more than 5% of Community's Common Stock; (ii) each director individually; and (iii) all directors and executive officers of Community as a group. Except as otherwise noted in the footnotes to the table, the beneficial owners have sole voting and investment power as to all shares beneficially owned by them. All of the individuals named below are directors of Community. There are no persons known to Community who own beneficially more than 5% of Community's common stock.

                                                          Amount and         Percentage
                                                          Nature of              of
                    Name                          Beneficial Ownership(1)    Class (8)
- -----------------------------------------------   -----------------------    ---------
John N. Buxton.................................             684(2)              *
Douglas Crichfield.............................          68,663(3)             2.9
Robert A. Hill.................................             761                 *
Eleanor H. Stark...............................             853                 *
Russell A. Holden..............................           2,270(2)              *
Lucia Kittredge................................           4,781(4)              *
Seth A. Resnicoff..............................          11,482(2)              *
Katherine F. Tsouros...........................           2,613(4)              *
William S. Fenollosa...........................           1,769(4)              *
Oliver R. Fifield..............................           3,368(4)              *
Thomas M. Hardiman.............................          11,500                 *
James R. Stewart...............................           4,286(2)              *
Arthur R. Bethke (7)...........................          96,028                4.0
Walter W. Hemming (7)..........................          38,448                1.6
Philip M. Stone (7)............................          55,313(5)             2.3
Directors and executive officers as a group
 (18 persons)..................................         340,955(6)            14.2


*Less than one percent

(1) Includes shares owned beneficially by spouses, minor children and relatives living in the named person's homes and trusts for their benefit; the named persons disclaim any beneficial interest in shares so included.
(2)  Includes 270 shares obtainable upon exercise of stock options.
(3) Includes 21,319 shares obtainable upon exercise of stock options and 2,617 shares held in Concord's Employee Stock Ownership Plan.
(4)  Includes 145 shares obtainable upon exercise of stock options.
(5)  Includes 42,920 shares obtainable upon exercise of stock options.
(6) Includes 97,049 shares obtainable upon exercise of stock options and 6,079 shares allocable to executive officers under Concord's Employee Stock Ownership Plan.
(7) Mssers. Bethke, Hemming and Stone were appointed to Community's Board of Directors on March 20, 1996 in accordance with the terms of the Merger Agreement between Community and Centerpoint Bank which was consummated on March 20, 1996.
(8) With the consummation of the Merger between Community and Centerpoint Bank on March 20, 1996, Community's outstanding Common Stock increased from 1,747,915 to 2,405,502.

Item 13. Transactions With Certain Related Persons

  In the ordinary course of business, the Bank makes loans to its and the Company's directors and officers and parties related to them. Such transactions are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than normal risk of collectibility or present other unfavorable features. From time to time, Community has originated indirect automobile loans through an automobile dealership owned and operated by William
S. Fenollosa, a director of the Company, subject to the Bank's credit approval, on terms comparable to those accorded other dealers. Community originated loans amounting to $319,000 through this dealership during the six months ended December 31, 1995.



                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

  (b) A Form 8-K was filed on October 4, 1995 to report a change in the Company's fiscal year end (Item 8).

  (c) See Index to Exhibits included elsewhere herein.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused by this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         COMMUNITY BANKSHARES, INC.


        Dated: March 28, 1996        By:   /s/ Douglas Crichfield
                                         --------------------------------------
                                           Douglas Crichfield, President


Name                         Title                                  Date
- --------------------------------------------------------------------------------

/s/ Douglas Crichfield
- ---------------------------  President and Director             March 28, 1996
Douglas Crichfield           (Principal Executive Officer)


/s/ Gerald R. Emery
- ---------------------------  Treasurer (Principal Financial     March 28, 1996
Gerald R. Emery              and Accounting Officer)


/s/ Thomas M. Hardiman
- ---------------------------  Director                           March 28, 1996
Thomas M. Hardiman


/s/ William S. Fenollosa
- ---------------------------  Director                           March 28, 1996
William S. Fenollosa


/s/ Oliver R. Fifield
- ---------------------------  Director                           March 28, 1996
Oliver R. Fifield


/s/ Eleanor H. Stark
- ---------------------------  Director                           March 28, 1996
Eleanor H. Stark


/s/ Katherine F. Tsouros
- ---------------------------  Director                           March 28, 1996
Katherine F. Tsouros


/s/ James R. Stewart
- ---------------------------  Director                           March 28, 1996
James R. Stewart


/s/ Lucia P. Kittredge
- ---------------------------  Director                           March 28, 1996
Lucia P. Kittredge


/s/ Seth A. Resnicoff
- ---------------------------  Director                           March 28, 1996
Seth A. Resnicoff, M.D.


/s/ Russell A. Holden
- ---------------------------  Director                           March 28, 1996
Russell A. Holden



- ---------------------------  Director                           March   , 1996
John N. Buxton


/s/ Robert A. Hill
- ---------------------------  Director                           March 28, 1996
Robert A. Hill



- ---------------------------  Director                           March   , 1996
Philip M. Stone



- ---------------------------  Director                           March   , 1996
Walter W. Hemming



- ---------------------------  Director                           March   , 1996
Arthur R. Bethke



Exhibit
 Number   Description of Exhibit                Method of Filing
- --------  -----------------------------------   --------------------------------
 3.1      Restated Articles of Incorporation    Incorporated by reference to
          of Community Bankshares, Inc. as      Exhibit 3.1B to Amendment No. 1
          currently in effect.                  to Registration Statement on
                                                Form S-1 (File No. 33-00125) the
                                                "Registration Statement")

 3.1(a)   Statement of Resolution establishing  Incorporated by reference to
          series of shares of Community         Exhibit 3.1(a) to Annual
          Bankshares, Inc. dated October 27,    Report on Form 10-K for the
          1989                                  year ended June 30, 1991

 3.2      By-laws of Community Bankshares,      Incorporated by reference to
          Inc. as currently in effect           Quarterly Report on Form 10-Q
                                                for the quarter ended
                                                September 30, 1995

 4.1      Loan Agreement dated September 22,    Incorporated by reference to
          1986 between the Savers Bank and      Exhibit 4 to Annual Report on
          the Trustee of the Concord Savings    Form 10-K for year ended
          Bank Employees Stock Ownership Plan,  June 30, 1986
          with related Note and Pledge
          Agreement


 4.2      Amendment to Loan Agreement between   Incorporated by reference to
          the Savers Bank and the Trustee of    Exhibit 4.2 to Quarterly report
          the Concord Savings Bank Employee     on Form 10-Q for quarter ended
          Stock Ownership Plan, dated           March 31, 1988
          January 25, 1988

 4.3      Rights Agreement between Community    Incorporated by reference to
          Bankshares, Inc. and the First        Form 8-A filed June 30, 1989
          National Bank of Boston

 4.4      Community Bankshares, Inc. Dividend   Incorporated by reference to
          Reinvestment and Stock Dividend       Form S-3 (File No. 33-87956)
          Plan, dated December 28, 1994

10.2(a)   Concord Savings Bank 1985 Stock       Incorporated by reference to
          Option Plan, as amended*              Exhibit 10.2 to Amendment No. 3
                                                to Registration Statement

10.2(b)   Amendment to said Stock Option        Incorporated by reference to
          Plan adopted August 18, 1987*         Exhibit 10.2(b) to Annual Report
                                                on Form 10-K for year ended
                                                June 30, 1987

10.3      Concord Savings Bank 1988 Stock       Incorporated by reference to
          Option Plan*                          Exhibit A to Proxy Statement for
                                                Annual Meeting of Stockholders
                                                held on October 20, 1988

10.4      Executive Supplemental Retirement     Incorporated by reference to
          Agreement with Douglas Crichfield*    Exhibit 10.8 to the Quarterly
                                                Report on Form 10-Q for quarter
                                                ended September 30, 1988

10.5      Form of Severance Benefits            Incorporated by reference to
          Agreement with Douglas Crichfield     Exhibit 10.9 to Annual Report on
          dated August 1, 1988*                 Form 10-K for year ended
                                                June 30, 1989

10.5 (a)  Amendment of Form of Severance        Incorporated by reference to
          Benefits Agreement with Douglas       Exhibit 10.9(a) to Annual Report
          Crichfield dated April 19, 1989*      on Form 10-K for year ended
                                                June 30, 1989

10.6      Form of Severance Benefits            Incorporated by reference to
          Agreement with Donna L. Bean*         Exhibit 10.10 to Annual Report
                                                on Form 10-K for year ended
                                                June 30, 1989



Exhibit
 Number   Description of Exhibit                Method of Filing
- --------  -----------------------------------   --------------------------------
10.7      Form of Severance Benefits            Incorporated by reference to
          Agreement with Gerald R. Emery*       Exhibit 10.11 to Annual Report
                                                on Form 10-K for year ended
                                                June 30, 1989

10.7(a)   Amendment of Form of Severance        Incorporated by reference to
          Benefits Agreement with Gerald        Exhibit 10.7(a) to Annual Report
          R. Emery dated December 30, 1992*     on Form 10-K for year ended
                                                June 30, 1993

10.8      Form of Severance Benefits            Incorporated by reference to
          Agreement with David E. Fuller*       Exhibit 10.12 to Annual Report
                                                on Form 10-K for year ended
                                                June 30, 1989

10.9      Form of Severance Benefits            Incorporated by reference to
          Agreement with Robert F. Howe*        Exhibit 10.13 to Annual Report
                                                on Form 10-K for year ended
                                                June 30, 1989

10.10     Form of Severance Benefits            Incorporated by reference to
          Agreement with Richard E. Kamp*       Exhibit 10.14 to Annual Report
                                                on Form 10-K for year ended
                                                June 30, 1989

10.11     Form of Severance Benefits            Incorporated by reference to
          Agreement with Paul M. Ferguson*      Exhibit 10.11 to Annual Report
                                                on Form 10-K for year ended
                                                June 30, 1991

10.11(a)  Amendment of Form of Severance        Incorporated by reference to
          Agreement with Paul M. Ferguson       Exhibit 10.11(a) to Annual
          dated December 30, 1992*              Report on Form 10-K for year
                                                ended June 30, 1993

10.12     Form of Severance Benefits            Incorporated by reference to
          Agreement with Charles E. Gorhan*     Exhibit 10.12 to Annual Report
                                                on Form 10-K for year ended
                                                June 30, 1991

10.13     Form of Severance Benefits            Incorporated by reference to
          Agreement with Irving S.              Exhibit 10.13 to Annual Report
          Felladore*                            on Form 10-K for year ended
                                                June 30, 1991

10.14     Form of Severance Benefits            Incorporated by reference to
          Agreement with Margaret A. Flint*     Exhibit 10.14 to Annual Report
                                                on Form 10-K for year ended
                                                June 30, 1991

10.15     Community Bankshares, Inc. 1992       Incorporated by reference to
          Stock Option Plan*                    Exhibit A to Proxy Statement for
                                                Annual Meeting of Stockholders
                                                held on October 15, 1992

10.16     Agreement and Plan of Merger by       Incorporated by reference to
          and between the Company and           Annex A of the Proxy Statement-
          Centerpoint Bank, dated as of         Prospectus included in
          August 28, 1995                       Registration Statement on Form
                                                S-4 (File No. 33-63443) (the
                                                "S-4 Registration Statement")



Exhibit
 Number   Description of Exhibit                Method of Filing
- --------  -----------------------------------   --------------------------------
10.17     Employment Agreement between          Incorporated by reference to
          Centerpoint Bank and Philip Stone,    the S-4 Registration Statement
          dated August 29, 1995.*

10.18     Employment Agreement between          Incorporated by reference to
          Centerpoint Bank and Lucy T. Gobin,   the S-4 Registration Statement
          dated August 29, 1995*

10.19     Employment Agreement between          Incorporated by reference to
          Centerpoint Bank and Joseph B.        the S-4 Registration Statement
          Reilly, dated August 29, 1995*

10.20     Centerpoint Bank 1989 Stock           Filed herewith
          Option Plan*

11        Statement re computation of           Filed herewith
          Income per share

21        Subsidiaries of Community             Filed herewith
          Bankshares, Inc.

23        Consent of KPMG Peat Marwick to       Filed herewith
          incorporation by reference of
          opinion in Registration Statement
          on Form S-8 (File Nos. 33-53678,
          33-18853 and  33-44264) and Form
          S-3 (File No. 33-87956)

27        Financial Data Schedule               Filed herewith

* Indicates management contract or compensatory plan