Form 10-Q
period 1996-03-31
COMMUNITY BANKSHARES INC /NH/
filed 1996-05-15
CIK 776815

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                        For Quarter ended March 31, 1996
                                          --------------
                         Commission file number 0-14620
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
Yes  X  No
   ----   ----



2,406,502 shares of Community Bankshares, Inc.'s Common Stock ($1.00 Par Value) were outstanding as of March 31, 1996. Community Bankshares, Inc. has no other classes of common stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements
         --------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES

                                                                   Three Months
                                                                 Ended March  31,
                                                                -----------------
                                                               1996            1995
                                                              -----           ------
                                                               (Dollars in Thousands,
                                                                 Except Share Data)
                                                                    (Unaudited)
Interest and dividend income:
  Loans..............................................       $    7,679      $    6,783
  Securities available for sale......................            1,084           1,050
  Securities held to maturity........................              715             829
  Federal Home Loan Bank stock.......................               60              50
  Fed funds sold and deposits in other banks.........              104              42
                                                            ----------      ----------
    Total interest and dividend income...............            9,642           8,754
                                                            ----------      ----------

Interest expense:
  Deposits...........................................            3,766           3,309
  Borrowed funds.....................................              976             843
                                                            ----------      ----------
    Total interest expense...........................            4,742           4,152
                                                            ----------      ----------
Net interest and dividend income.....................            4,900           4,602
Provision for possible loan losses...................              275             200
                                                            ----------      ----------
    Net interest and dividend income after
      provision for possible loan losses.............            4,625           4,402
                                                            ----------      ----------
Non-interest income:
  Deposit account fees...............................              178             151
  Gains on sales of investment securities, net.......              220              24
  Gains on sales of loans, net.......................              196             101
  Mortgage servicing income..........................              210             132
  Other..............................................              114             113
                                                            ----------      ----------
    Total non-interest income........................              918             521
                                                            ----------      ----------
Non-interest expense:
  Salaries and employee benefits.....................            1,945           1,730
  Occupancy and equipment............................              650             498
  Foreclosed property................................               25             (13)
  FDIC deposit insurance premiums....................                1             207
  Marketing..........................................              114              93
  Other..............................................            1,025             890
                                                            ----------      ----------
    Total non-interest expense.......................            3,760           3,405
                                                            ----------      ----------
Income before income taxes...........................            1,783           1,518
Income tax expense...................................              629             491
                                                            ----------      ----------
  Net income.........................................       $    1,154      $    1,027
                                                            ==========      ==========

Earnings per common and common equivalent share......       $     0.47      $     0.42
Average number of common and common
  equivalent shares outstanding......................        2,478,160       2,423,347
Dividends paid per share.............................       $     0.15      $     0.13

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES

                                                                                           March 31,            December 31,
                                                                                             1996                   1995
                                                                                         ------------           ------------
                                                                                           (Dollars in Thousands, Except
                                                                                                    Share Data)
                                                                                                    (Unaudited)
Assets
Cash and due from banks ..............................................................    $   20,794             $   19,226
Interest-bearing deposits in other banks .............................................         2,805                 11,767
Fed funds sold .......................................................................         4,000                    200
                                                                                          ----------             ----------
           Total cash and cash equivalents ...........................................        27,599                 31,193
                                                                                          ----------             ----------
Securities available for sale--amortized cost $78,196 at March 31, 1996 and
  $66,467 at December 31, 1995 .......................................................        78,060                 67,411
Securities held to maturity--fair value $44,972 at March 31, 1996 and
  $47,760 at December 31, 1995 .......................................................        45,069                 47,525
Federal Home Loan Bank stock .........................................................         4,547                  4,411
Mortgage loans held for sale .........................................................         3,914                  2,940

Loans ................................................................................       341,786                327,014
Allowance for possible loan losses ...................................................        (3,766)                (3,667)
                                                                                          ----------             ----------
           Net loans .................................................................       338,020                323,347
                                                                                          ----------             ----------
Premises and equipment ...............................................................         8,983                  8,938
Real estate acquired by foreclosure ..................................................           349                    566
Due from broker for security sale ....................................................            --                  1,710
Accrued interest receivable ..........................................................         3,666                  3,724
Other assets .........................................................................         6,630                  6,238
                                                                                          ----------             ----------
           Total assets ..............................................................    $  516,837             $  498,003
                                                                                          ==========             ==========
Liabilities and Stockholders' Equity
Liabilities:
      Deposits :
        Non-interest bearing demand ..................................................    $   45,371             $   39,969
        Savings ......................................................................       140,295                137,835
        Time certificates ............................................................       204,701                207,633
                                                                                          ----------             ----------
           Total deposits ............................................................       390,367                385,437
      Securities sold under agreements to repurchase .................................        20,446                 14,581
      Other borrowed funds ...........................................................        63,323                 56,355
      Liability relating to ESOP .....................................................            79                    118
      Accrued interest payable .......................................................         1,450                  1,517
      Other liabilities ..............................................................         3,814                  3,227
                                                                                          ----------             ----------
           Total liabilities .........................................................       479,479                461,235
                                                                                          ----------             ----------
Commitments and contingencies
Stockholders' equity:
      Preferred stock, $1.00 par value per share; 1,000,000 shares authorized, none
         issued ......................................................................            --                     --
      Common stock, $1.00 par value per share; 4,500,000 shares authorized;
       issued and outstanding 2,416,157 at March 31, 1996  and
         2,382,849 at December 31, 1995 ..............................................         2,416                  2,383
      Additional paid-in capital .....................................................        22,059                 21,784
      Retained earnings ..............................................................        13,192                 12,299
                                                                                          ----------             ----------
                                                                                              37,667                 36,466
      Unrealized net gains (losses) on securities available for sale, net ............           (72)                   578
      Unearned compensation expense--ESOP ............................................           (79)                  (118)
      Treasury stock (at cost)--9,655 shares at March 31, 1996
         and at December 31, 1995 ....................................................          (158)                  (158)
                                                                                          ----------             ----------
           Total stockholders' equity ................................................        37,358                 36,768
                                                                                          ----------             ----------
           Total liabilities and stockholders' equity ................................    $  516,837             $  498,003
                                                                                          ==========             ==========

         See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES

                                                                                               Three Months
                                                                                              Ended March 31,
                                                                                          -----------------------
                                                                                             1996         1995
                                                                                          ----------   ----------
                                                                                              (In Thousands)
                                                                                               (Unaudited)
Cash flows from operating activities:
  Net income .........................................................................      $  1,154     $  1,027
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Provision for possible loan losses ...............................................           275          200
    Depreciation and amortization ....................................................           294           60
    Gains on sales of investment securities, net .....................................          (220)         (24)
    (Gain) loss on sales of premises and equipment ...................................            (9)          --
    Net (gains) losses on sales and loss provisions on real estate acquired by
      foreclosure ....................................................................            (6)         (65)
    Mortgage loans originated for sale ...............................................       (14,450)      (4,880)
    Mortgage loans sold ..............................................................        13,476        5,831
    (Increase) decrease in other assets ..............................................         1,806          127
    Increase (decrease) in other liabilities .........................................           520       (3,654)
                                                                                            --------     --------
      Net cash provided by (used in) operating activities ............................         2,840       (1,378)
                                                                                            --------     --------
Cash flows from investing activities:
  Proceeds from sales of securities available for sale ...............................        13,334        5,797
  Proceeds from maturities and principal payments of securities held to maturity .....         8,388          347
  Proceeds from maturities and principal payments of securities available for sale ...         9,461          277
  Purchase of securities held to maturity ............................................        (6,999)     (10,158)
  Purchase of securities available for sale ..........................................       (33,203)      (2,428)
  Purchase of FHLB stock .............................................................          (136)        (978)
  Net increase in loans ..............................................................       (19,082)     (20,321)
  Proceeds from sales of automobile loans ............................................         4,069           --
  Proceeds from disposition of real estate acquired by foreclosure ...................           274          560
  Proceeds from sales of premises and equipment ......................................            16           --
  Additions to premises and equipment ................................................          (327)        (280)
                                                                                            --------     --------
      Net cash provided by (used in) investing activities ............................       (24,205)     (27,184)
                                                                                            --------     --------
Cash flows from financing activities:
  Net increase (decrease) in time certificates of deposit ............................        (2,932)       6,617
  Net increase (decrease) in demand, NOW, savings and money market deposit
    accounts .........................................................................         7,862       (4,929)
  Proceeds from borrowings ...........................................................        31,130       46,596
  Repayments of borrowings ...........................................................       (18,297)     (22,328)
  Repayments of liability relating to ESOP ...........................................           (39)         (39)
  Proceeds from issuance of common stock .............................................           308           60
  Purchase of treasury stock .........................................................            --          (68)
  Dividends paid on common stock .....................................................          (261)        (226)
                                                                                            --------     --------
    Net cash provided by (used in) financing activities ..............................        17,771       25,683
                                                                                            --------     --------
    Net increase (decrease) in cash and cash equivalents .............................        (3,594)      (2,879)
Cash and cash equivalents at beginning of period .....................................        31,193       15,410
                                                                                            --------     --------
Cash and cash equivalents at end of period ...........................................      $ 27,599     $ 12,531
                                                                                            ========     ========
Supplemental cash flow information:
  Cash paid for:
    Income taxes, net ................................................................      $    487     $    515
    Interest .........................................................................         4,809        4,291
Supplemental schedule of non-cash activities:
  Additions to real estate acquired by foreclosure ...................................      $     51     $     44
  Change in net unrealized gains (losses) on securities available for sale, net ......          (650)         432

          See accompanying notes to consolidated financial statements.

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            March 31, 1996 and 1995

1.  Basis of Presentation
    ---------------------
The unaudited consolidated financial statements of Community Bankshares, Inc. and its wholly owned subsidiaries ("the Company"), Concord Savings Bank ("Concord"), and Concord's wholly owned subsidiary, Bancredit Corporation ("Bancredit"), and Centerpoint Bank ("Centerpoint") presented herein should be read in conjunction with the consolidated financial statements of Community Bankshares, Inc. and subsidiaries as of and for the year ended December 31, 1995. In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

2.  Earnings Per Share
    ------------------
Earnings per share for the periods presented are based on the weighted average number of common and common equivalent shares outstanding during each period.


3.  Acquisition Consummation
    -------------------------
On March 20, 1996, the Company completed its acquisition of Centerpoint Bank through the issuance of 657,587 shares of common stock. The acquisition was accounted for as a pooling-of-interests and, accordingly, the accounts and results of operations of Centerpoint have been combined with that of the Company for all periods presented.

The separate results of operations of the Company and Centerpoint for the three months ended March 31, 1995 are presented below:

                                        Three Months Ended March 31, 1995
                                   ---------------------------------------------
                                        Community
                                       Bankshares,    Centerpoint
                                          Inc.           Bank         Combined
                                   ---------------------------------------------
                                   (Dollars in Thousands Except Per Share Data)
                                                  (Unaudited)

Interest income                          $7,357          $1,397        $8,754
Net income                                  864             163         1,027
Earnings per common and common
 equivalent share                        $ 0.48          $ 0.28        $ 0.42


4.  Accounting Change
    -----------------
On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) FAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes a fair-value-based method of accounting for stock-based compensation plans under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. However, the statement allows a company to continue to measure compensation cost for such plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, no compensation cost is recorded if, at the grant date, the exercise price of options granted is equal to the fair market value of the Company's stock. The Company has elected to continue to follow the accounting method under APB Opinion No. 25. SFAS No. 123 requires companies that elect to continue to follow the accounting in APB Opinion No. 25 to disclose in the notes to their financial statements pro forma net income and earnings per share as if the fair-value-based method of accounting had been applied. Based on activity for the three months ended March 31, 1996 and 1995, net income and earnings per share would not have been materially affected had the accounting method under SFAS No. 123 been applied.

PAGE>

ITEM 2 - Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
- -------------

Financial Condition
- -------------------

On March 20, 1996, the Company completed its acquisition of Centerpoint Bank through the issuance of 657,587 shares of common stock. The acquisition was accounted for as a pooling-of-interests and, accordingly, the accounts and results of operations for Centerpoint have been combined with that of the Company for all periods presented.

At March 31, 1996, total assets amounted to $516,837,000, an increase of $18,834,000, or 3.8%, from $498,003,000 at December 31, 1995. This growth in assets was mostly in loans and was primarily funded with borrowed funds.

Total loans increased by $14,772,000, or 4.5%, from $327,014,000 at December 31, 1995 to $341,786,000 at March 31, 1996. During the quarter, commercial and industrial loans grew by $7,042,000, residential mortgage loans grew by $4,718,000 and indirect consumer loans grew by $4,408,000. The commercial loan growth was primarily to small businesses in the manufacturing and service industries as well as to professional associations. The growth in residential mortgage loans was primarily in 15 year fixed rate mortgages from a limited, special promotion offered by the Company during the quarter which were originated for investment purposes. The increased levels of originations of fixed rate loans for sale into the secondary market continued during the quarter ended March 31, 1996 due to the lower market interest rate environment that existed through most of the period. The indirect consumer loan growth resulted primarily from holiday automobile promotions offered through dealers during the quarter. The Company experienced this net growth in indirect consumer loans despite of the sale of $4,069,000 in auto loans which took place in March of 1996.

Total investment securities amounted to $123,129,000, or 23.8% of total assets, at March 31, 1996 compared to $114,936,000, or 23.1% of total assets, at December 31, 1995. At March 31 1996, securities available for sale amounted to $78,060,000, or 63.4% of total investment securities. Securities held to maturity amounted to $45,069,000 and represented 36.6% of total investment securities. The investment portfolio consists primarily of U.S. Treasury and Agency securities, mortgage-backed securities guaranteed by Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA), and to a lesser extent other mortgage-backed securities, corporate bonds, municipal investments and marketable equity securities.

Total deposits increased by $4,930,000 since December 31, 1995 and amounted to $390,367,000 at March 31, 1996. Deposit growth during the quarter ended March 31, 1996 was primarily in non-interest bearing deposits and savings deposits which increased by $5,402,000 and $2,460,000, respectively, since December 31,
1995.   Growth in these two categories more than offset the decline in time deposits which decreased by $2,932,000 during the quarter ended March 31 1996. The increase in non-interest bearing deposits resulted from the Company's continued growth in small commercial business relationships. The shift from time certificates to savings deposits was primarily due to the lower market rates offered on certificate accounts.

Funding loan growth was the primary reason for the increase in borrowed funds from $70,936,000 at December 31, 1995 to $83,769,000 at December 31, 1995 which represents an increase of 18.1%. The Bank's borrowed funds consist primarily of Federal Home Loan Bank (FHLB) advances and, to a lesser extent, repurchase agreements.

At March 31, 1996, the Company's stockholders' equity totaled $37,358,000, resulting in an equity-to-assets ratio of 7.23%, a Tier 1 leverage ratio of 7.46% and a total risk-based capital ratio of 11.92%. The Company's capital ratios exceed all published regulatory minimums. For further information on the capital ratios of the Company and of Concord and Centerpoint, see the "Liquidity and Capital Resources" section below.

Due to market conditions the Company's unrealized net gain (losses) on securities available for sale, recorded net of applicable taxes as a component of stockholders' equity, went from an unrealized net gain of $578,000 at December 31, 1995 to an unrealized net loss of $72,000 at March 31, 1996. Changes in the market values of securities available for sale will result in increases or decreases in stockholder's equity.

Risk Elements
- -------------

At March 31, 1996, total non-performing assets amounted to $2,283,000, or 0.44% of total assets compared to $2,523,000, or 0.51%, at December 31, 1995. The decrease of $240,000 since December 31, 1995 was due to sales and resolutions of non-performing assets exceeding new non-performing loans.

Non-performing assets consist of non-performing loans, impaired loans and loans for which the accrual of interest has been stopped, and property or other assets which have been acquired by foreclosure or repossession. Non-performing loans decreased slightly to $1,544,000 at March 31, 1996 from $1,624,000 at December 31, 1995. Foreclosed property and repossessed autos and mobile homes decreased from a total of $899,000 at December 31, 1995 to $739,000 at March 31, 1996. At March 31, 1996, impaired loans, which are included in nonaccrual loans in the table below, amounted to $601,000 as compared to $615,000 at December 31, 1995.

The following table summarizes non-performing assets and loans delinquent 90 days or more at the dates indicated.

                                          March 31,   December 31,   March 31,
                                             1996         1995          1995
                                          ----------  -------------  ----------
                                                       (In Thousands)
Non-accrual loans.......................     $1,544         $1,624      $1,590
Restructured loans......................         --             --         171
                                             ------         ------      ------
  Total non-performing loans............      1,544          1,624       1,761
                                             ------         ------      ------
Real estate acquired by foreclosure.....        349            566         807
Other assets acquired...................        390            333         412
                                             ------         ------      ------
  Total assets acquired toward
   satisfaction of debt.................        739            899       1,219
                                             ------         ------      ------
Total non-performing assets.............      2,283          2,523       2,980

Loans delinquent 90 days or more and
 still accruing.........................         76            218         189
                                             ------         ------      ------
  Total non-performing assets and loans
   delinquent 90 days or more and still
   accruing.............................     $2,359         $2,741      $3,169
                                             ======         ======      ======
 Total non-performing assets as a
  percentage of total loans and assets
  acquired toward satisfaction of debt..       0.67%          0.77%       0.93%

During the quarter ended March 31, 1996, the Company provided $275,000 into its allowance for possible loan losses, bringing the allowance to $3,766,000 after net charge-offs of $176,000. This action produced an allowance for possible loan losses totaling 1.10% of total loans at March 31, 1996 which compares to 1.12% of total loans at December 31, 1995. At March 31, 1996, the allowance for possible loan losses represented 243.9% of non-performing loans of $1,544,000 versus 225.8% of non-performing loans of $1,624,000 at December 31, 1995.

The allowance for possible loan losses is maintained at a level believed by management to adequately meet reasonably foreseeable loan losses on the basis of many factors including risk characteristics of the portfolio, underlying collateral, current and anticipated economic conditions that may affect the borrower's ability to pay, specific problem loans, trends in loan delinquencies, loan charge-offs and loan growth. While management uses the best information available to establish the allowance for possible loan losses, future additions to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Concord's and Centerpoint's allowance for possible loan losses. Such agencies may require Concord and Centerpoint to recognize additions to the allowance based on judgments different from those of management.

                Results of Operations for the Three Months Ended
                ------------------------------------------------
                            March 31, 1996 and 1995
                            -----------------------

Results of Operations
- ---------------------

The Company earned net income of $1,154,000, or $0.47 per share, for the quarter ended March 31, 1996 compared to net income of $1,027,000, or $0.42 per share,
for the same quarter of the prior year.   On March 20, 1996, the Company
completed its acquisition of Centerpoint Bank through the issuance of 657,587 shares of common stock. The acquisition was accounted for as a pooling-of-interests and, accordingly, the accounts and results of operations for Centerpoint have been combined with that of the Company for all periods presented.

Average Balance Sheets and Net Interest and Dividend Income
- -----------------------------------------------------------

The following table sets forth certain information relating to the Company's average balance sheets, including interest-earning assets, interest-bearing liabilities and net interest income on a fully tax-equivalent basis for the periods indicated:

                                                                                 Three Months Ended March 31,
                                                                              1996                         1995
                                                                ------------------------------  -----------------------------
                                                                 Average               Yield/   Average              Yield/
                                                                 Balance    Interest  Rate (6)  Balance    Interest  Rate (6)
                                                                --------    --------  --------  --------   --------  --------
                                                                                    (Dollars in Thousands)
    Assets:
    Interest-earning assets:
         Loans(1)   .....................................       $337,727     $7,679     9.09    $308,759     $6,783     8.79
         Investment and mortgage-backed
            securities(2)(5)   ..........................        119,958      1,864     6.22     122,499      1,942     6.34
     Interest-bearing deposits in other
      banks and fed funds sold...........................          7,416        104     5.61       2,857         42     5.88
                                                                --------     ------             --------     ------
       Total interest-earning assets   ..................        465,101      9,647     8.30     434,115      8,767     8.08
                                                                             ------                          ------
    Non interest-earning assets   .......................         32,882                          25,705
    Allowance for possible loan losses   ................         (3,692)                         (3,577)
                                                                --------                        --------
       Total assets   ...................................       $494,291                        $456,243
                                                                ========                        ========
    Liabilities and Stockholders' Equity:
    Interest-bearing liabilities:
      Deposits:
        Savings   .......................................       $137,046     $  846     2.47%   $146,068     $  960     2.63%
        Time certificates   .............................        206,909      2,920     5.64     189,866      2,349     4.95
                                                                --------     ------             --------     ------
            Total deposits   ............................        343,955      3,766     4.38     335,934      3,309     3.94
            Borrowed funds   ............................         70,653        976     5.53      56,577        843     5.96
                                                                --------     ------             --------     ------
            Total interest-bearing liabilities...........        414,608      4,742     4.57     392,511      4,152     4.23
                                                                             ------                          ------
    Non interest-bearing demand deposits   ..............         37,198                          27,828
    Other liabilities   .................................          4,909                           3,207
                                                                --------                        --------
            Total liabilities   .........................        456,715                         423,546
    Stockholders' equity   ..............................         37,576                          32,697
                                                                --------                        --------
            Total liabilities and stockholders'
              equity   ..................................       $494,291                        $456,243
                                                                ========                        ========
    Net interest income/interest rate
      spread(3)   .......................................                    $4,905      3.73%               $4,615     3.85%
                              ...........................                    ======                          ======
    Net interest margin(4)...............................                               4.22%                           4.25%

(1) Includes nonaccrual loans.
(2) Investment and mortgage-backed securities are shown at average amortized cost.
(3) Interest rate spread is the average yield earned on total earning assets less the average cost paid for interest-bearing liabilities.
(4) The net interest margin during the period equals net interest income divided by average interest-earning assets for the period.
(5) Included in investment and mortgage-backed securities are average balances of non-taxable securities amounting to $1,146,000 and $1,869,000, respectively, and tax equivalent income of $19,000 and $41,000, respectively, for the three months ended March 31, 1996 and 1995. Tax equivalent income was calculated using an effective tax rate of 34%.
(6) Calculated on an annualized basis.

Rate/Volume Analysis
- --------------------

The following table presents changes in interest and dividend income, interest expense and net interest and dividend income which are attributable to changes in the average amounts of interest-earning assets and interest-bearing liabilities outstanding and/or to changes in rates earned or paid thereon. The net changes attributable to both volume and rate have been allocated proportionately.

                                               Three Months Ended
                                             March 31, 1996 vs. 1995
                                            -------------------------
                                               Increase (Decrease)
                                            -------------------------
                                            Due to    Due to
                                            Volume     Rate    Total
                                            -------  --------  ------
                                                 (In Thousands)
Interest and dividend income:
  Loans...................................   $652    $ 244    $896
  Investments.............................     31      (39)     (8)
                                             ----    -----    ----
Total interest and dividend income........    683      205     888
                                             ----    -----    ----
Interest expense:
  Deposits................................     81      376     457
  Borrowed funds..........................    197      (64)    133
                                             ----    -----    ----
Total interest expense....................    278      312     590
                                             ----    -----    ----
Net interest and dividend income..........   $405    $(107)   $298
                                             ====    =====    ====

Interest Income
- ---------------

Total interest and dividend income for the quarter ended March 31, 1996 amounted to $9,642,000, an increase of $888,000 over the same quarter of the prior year. This increase was primarily due to an increase in average loans outstanding during the first quarter of this year versus last year and, to a lesser extent, due to a 30 basis point increase in yield. The increase in average loans outstanding has been primarily in the higher yielding commercial and commercial mortgage loans due to the Company's continued focus on serving small businesses and professional associations.

Interest Expense
- ----------------

Interest expense on deposits for the quarter ended March 31, 1996 increased by $457,000 versus the same quarter of the prior year due to a 44 basis point increase in average cost coupled with an increase of $8,021,000 in average
interest-bearing deposits.   The Company's deposit growth has been primarily in
the higher cost time certificates of deposit. This, coupled with increased market interest rates paid on these deposits during the first quarter of this year versus last year, has increased the Company's deposit interest costs.

The Company also used borrowed funds to fund its loan growth which resulted in an increase of $14,076,000 in average outstanding borrowed funds for the current quarter versus the same period of the prior year. This increase was the primary cause of the increase of $133,000 in interest expense on borrowed funds this year versus last year.

Provision for Possible Loan Losses
- ----------------------------------

The Company provided $275,000 into the allowance for possible loan losses for the current quarter compared to a provision for possible loan losses of $200,000 for the comparable period of the prior year. The increase in the provision for loan losses for the three months ended March 31, 1996 versus the same period of 1995 was primarily due to an increase in loans outstanding.

Non-Interest Income
- -------------------

Non-interest income for the quarter ended March 31, 1996 increased by $397,000
from the same quarter of last year.   Each of the major non-interest income
categories increased this year versus last year primarily due to increased business volumes.

Increased transaction activity and numbers of accounts were the primary reasons for the growth of $27,000 in deposit account fees this quarter when compared to the same quarter of the prior year. Also, the Company revised its deposit account fee schedule towards the end of the previous quarter.

Favorable market conditions during the quarter ended March 31, 1996 allowed the Company to record $220,000 in security gains as compared to $24,000 during the same quarter of the prior year.

Gains on the sale of loans increased by $95,000 for the quarter ended March 31, 1996 versus the same quarter of 1995 primarily due to an increase in mortgage loans originated for sale into the secondary market. The increase in loans originated for sale was primarily due to lower market rates this year versus last year.

Loan servicing income increased this quarter over the same period of last year by $78,000 primarily due to income related to the Company's purchase of mortgage servicing rights which were transferred to the Company during August of 1995.


Non-Interest Expense
- --------------------

Non-interest expense for the quarter ended March 31, 1996 increased by $355,000 over the same quarter of the prior year. The increase in non-interest expense was primarily due to continued investments made by the Company to expand its business lines and product distribution system, increased marketing, as well as normal increases related to salaries and benefits and other operating expenses. Within the past year the Company has opened a full service office in Tilton, New Hampshire and expanded its commercial and indirect consumer lending capacity. The Company is planning to open two more offices during the year. Also included in non-interest expense was some necessary duplicate costs resulting from the Centerpoint acquisition. These costs are expected to be eliminated in future periods.

Offsetting a portion of the increase in non-interest expense was a reduction in FDIC deposit insurance premiums of $206,000 for the quarter ended March 31, 1996 versus the same quarter of the prior year. This reduction was due to substantially lower premiums that the FDIC charges banks to insure deposits which became effective June 1, 1995. The premiums were lowered after the Bank Insurance Fund (BIF) met its congressionally mandated level during the month of May 1995. The Company's subsidiary banks are currently subject to the minimum premium level.

Income Taxes
- ------------

Income tax expense for the quarters ended March 31, 1996 and 1995 amounted to $629,000 and $491,000, respectively, which resulted in effective tax rates of 35% and 32%, respectively. The lower effective tax rate for the prior fiscal year was primarily the result of the Company reducing its valuation reserve on its deferred tax asset by approximately $40,000.

Liquidity and Capital Resources
- -------------------------------

Liquidity is a measure of the Company's ability to meet its cash needs at a reasonable cost. Cash needs arise primarily as a result of funding lending opportunities, the maturity of liabilities such as borrowings and the withdrawal of deposits. Asset liquidity is achieved through the management of earning asset maturities, loan amortization, deposit growth, securities available for sale and access to borrowed funds. As members, Concord and Centerpoint may borrow from the Federal Home Loan Bank of Boston on a secured basis. Borrowing usually requires the pledging of a bank's FHLB stock as well as certain residential mortgage loans and investment securities. At March 31, 1996, the Company's sources of liquidity included $78 million of investment securities classified as "available for sale" and unused available borrowing capacity of approximately $85 million at the Federal Home Loan Bank of Boston.

The Holding Company's primary sources of liquidity are dividends from its subsidiary banks and its cash balances. Dividends paid from the banks to the Holding Company are limited to the extent necessary for the banks to comply with regulatory capital guidelines.

The deposits of Concord and Centerpoint are insured by the Federal Deposit Insurance Corporation which issues and enforces regulations designed to protect the safety and soundness of insured institutions. At March 31, 1996, the Company had equity capital of $37,358,000, resulting in an equity-to-assets ratio of 7.23% and a Tier 1 leverage ratio of 7.46%. Stockholders' equity includes $72,000 of net tax-effected unrealized security losses relative to investment securities classified as available for sale.

The following table summarizes the Company's regulatory capital ratios as of March 31, 1996.

                                                 Required      Actual
                                                Regulatory   Regulatory
                                                   Ratio        Ratio
                                                -----------  -----------
      Leverage..................                4.00%-5.00%        7.46%
      Risk-based:
        Tier 1..................                      4.00        10.81
        Total risk-based........                      8.00        11.92

The following table summarizes Concord's regulatory capital ratios as of March 31, 1996.
                                                 Required      Actual
                                                Regulatory   Regulatory
                                                  Ratio         Ratio
                                                -----------  -----------
      Leverage..................                4.00%-5.00%        7.08%
      Risk-based:
        Tier 1..................                      4.00        10.37
        Total risk-based........                      8.00        11.47


The following table summarizes Centerpoint's regulatory capital ratios as of March 31, 1996.


                                                  Required      Actual
                                                 Regulatory   Regulatory
                                                    Ratio        Ratio
                                                 -----------  -----------
      Leverage..................                 4.00%-5.00%        7.67%
      Risk-based:
         Tier 1.................                       4.00        10.60
         Total risk-based.......                       8.00        11.75


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

Item 2 - Changes in Securities
         ---------------------
         Not applicable

Item 3 - Defaults Upon Senior Securities
         -------------------------------
         Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         (a) The annual meeting of the stockholders of the Company (the "Annual Meeting") was held on January 25, 1996.
         (b)  Response not required.
         (c) The following is a description of each of the matters voted on at the Annual Meeting, including, as to each such matter, the number of votes cast for, against or withheld and the number of abstentions and broker non-votes:

                (i) Agreement and Plan of Merger. A proposal to approve and adopt the Agreement and Plan of Merger dated August 29, 1995 by and between the Company and Centerpoint Bank, and each of the transaction contemplated thereby, was approved.

    For      Against  Abstained  Broker Non-Votes
- -----------  -------  ---------  ----------------
 1,191,504    71,108      3,714           220,166

                (ii) Amendment to Restated Articles of Incorporation. A proposal to amend the Company's Restated Articles of Incorporation to change certain stockholder voting requirements was approved.

    For      Against  Abstained  Broker Non-Votes
- -----------  -------  ---------  ----------------
 1,391,639    95,097     16,605           168,771

                (iii) Increased Number of Authorized Shares. A proposal to amend the Company's Restated Articles of Incorporation to increase the authorized Company Common Stock from 3,000,000 to 4,500,000 was approved.

    For                                    Against   Abstained
- -----------                               ---------  ---------
1,374,459                                    92,555     19,477

  (iv)  Election of Directors.  Four nominees were elected as director of the Company, each for a term of three years.
                                             For     Withheld
                                          ---------  ---------
Russell A. Holden                         1,477,430      9,061
Lucia P. Kittredge                        1,478,464      8,027
Seth A. Resnicoff                         1,477,337      9,154
Katherine F. Tsouros                      1,477,355      9,136

                (v) Ratification of Auditors. A proposal to ratify the appointment of KPMG Peat Marwick LLP as the Company's auditors for the current fiscal year was approved.

          For            Against          Abstained
      -----------        -------          ---------
      1,467,074           5,055             14,363

                (vi) Adjournment of Annual Meeting. A proposal to adjourn the Annual Meeting to permit further solicitation of proxies was approved.

          For            Against          Abstained
      -----------        -------          ---------
       1,167,610         118,827             21,158

    d)  Not applicable.

Item 5 - Other Information
         -----------------
         Not applicable

Item 6 - Exhibits and Reports on Form 8-K
         (a) Exhibits

Exhibit
Number                Description of Exhibit       Method of Filing
- -----------------     ---------------------------  -----------------------------
   3.1                Restated Articles            Incorporated by reference
                      of Incorporation of          to Exhibit 3.1B to
                      Community                    Amendment No. 1 to
                      Bankshares, Inc. as          Registration Statement on
                      currently in effect.         Form  S-1 (File No.
                                                   33-00125) the
                                                   "Registration Statement")

   3.1(a)             Statement of                 Incorporated by reference
                      Resolution                   to Exhibit 3.1(a) to
                      establishing series          Annual Report on Form
                      of shares of                 10-K for the year ended
                      Community                    June 30, 1991
                      Bankshares, Inc.
                      dated October 27,
                      1989


   3.1(b)             Articles of                  Filed herewith
                      Amendment to the
                      Restated Articles
                      of Incorporation of
                      Community
                      Bankshares, Inc.

   3.2                By-laws of                   Incorporated by reference
                      Community                    to Quarterly Report on
                      Bankshares, Inc. as          Form 10-Q for the quarter
                      currently in effect          ended September 30, 1995


   4.1                Loan Agreement               Incorporated by reference
                      dated September 22,          to Exhibit 4 to Annual
                      1986 between the             Report on Form 10-K for
                      Savers Bank and the          year ended June 30, 1986
                      Trustee of the
                      Concord Savings
                      Bank Employees
                      Stock Ownership
                      Plan, with related
                      Note and Pledge
                      Agreement

   4.2                Amendment to Loan            Incorporated by reference
                      Agreement between            to Exhibit 4.2 to
                      the Savers Bank and          Quarterly report on Form
                      the Trustee of the           10-Q for quarter ended
                      Concord Savings              March 31, 1988
                      Bank Employee Stock
                      Ownership Plan,
                      dated January 25,
                      1988

   4.3                Rights Agreement             Incorporated by reference
                      between Community            to Form 8-A filed
                      Bankshares, Inc.             June 30, 1989
                      and the First
                      National Bank of
                      Boston

   4.4                Community                    Incorporated by reference
                      Bankshares, Inc.             to Form S-3
                      Dividend                     (File No. 33-87956)
                      Reinvestment
                      and Stock Dividend
                      Plan, dated
                      December 28, 1994

  10.2(a)             Concord Savings              Incorporated by reference
                      Bank 1985 Stock              to Exhibit 10.2 to
                      Option Plan, as              Amendment No. 3 to
                      amended *                    Registration Statement

  10.2(b)             Amendment to said            Incorporated by reference
                      Stock Option Plan            to Exhibit 10.2(b) to
                      adopted                      Annual Report on Form 10-K
                      August 18, 1987 *            for year ended
                                                   June 30, 1987

  10.3                Concord Savings              Incorporated by reference
                      Bank 1988 Stock              to Exhibit A to Proxy
                      Option Plan *                Statement for Annual
                                                   Meeting of Stockholders
                                                   held on October 20, 1988

  10.4                Executive                    Incorporated by reference
                      Supplemental                 to Exhibit 10.8 to the
                      Retirement                   Quarterly Report on Form
                      Agreement with               10-Q for quarter ended
                      Douglas Crichfield *         September 30, 1988

  10.5                Form of Severance            Incorporated by reference
                      Benefits Agreement           to Exhibit 10.9 to Annual
                      with Douglas                 Report on Form 10-K for
                      Crichfield dated             year ended June 30, 1989
                      August 1, 1988 *

  10.5 (a)            Amendment of Form            Incorporated by reference
                      of Severance                 to Exhibit 10.9(a) to
                      Benefits Agreement           Annual Report on Form 10-K
                      with Douglas                 for year ended June 30,
                      Crichfield dated             1989
                      April 19, 1989 *

  10.6                Form of Severance            Incorporated by reference
                      Benefits Agreement           to Exhibit 10.10 to Annual
                      with Donna L. Bean *         Report on Form 10-K for
                                                   year ended June 30, 1989


Exhibit
Number                Description of Exhibit       Method of Filing
- -----------------     ---------------------------  -----------------------------
 10.7                 Form  of Severance           Incorporated by reference
                      Benefits Agreement           Exhibit 10.11 to Annual
                      with Gerald R.               Report on Form 10-K for
                      Emery *                      year ended June 30, 1989

 10.7(a)              Amendment of Form            Incorporated by reference
                      of Severance                 to Exhibit 10.7(a) to
                      Benefits Agreement           Annual Report on Form 10-K
                      with Gerald R.               for year ended June 30,
                      Emery dated                  1993
                      December 30, 1992 *

 10.8                 Form of Severance            Incorporated by reference
                      Benefits Agreement           to Exhibit 10.12 to Annual
                      with David E.                Report on Form 10-K for
                      Fuller *                     year ended June 30, 1989

 10.9                 Form of Severance            Incorporated by reference
                      Benefits Agreement           to Exhibit 10.13 to Annual
                      with Robert F. Howe          Report on Form 10-K for
                      *                            year ended June 30, 1989

 10.10                Form of Severance            Incorporated by reference
                      Benefits Agreement           to Exhibit 10.14 to Annual
                      with Richard E.              Report on Form 10-K for
                      Kamp *                       year ended June 30, 1989

 10.11                Form of Severance            Incorporated by reference
                      Benefits Agreement           to Exhibit 10.11 to Annual
                      with Paul M.                 Report on Form 10-K for
                      Ferguson *                   year ended June 30, 1991

 10.11(a)             Amendment of Form            Incorporated by reference
                      of Severance                 to Exhibit 10.11(a) to
                      Agreement with Paul          Annual Report on Form 10-K
                      M. Ferguson dated            for year ended June 30, 1993
                      December 30, 1992 *

 10.12                Form of Severance            Incorporated by reference
                      Benefits Agreement           to Exhibit 10.12 to Annual
                      with Charles E.              Report on Form 10-K for
                      Gorhan *                     year ended June 30, 1991

 10.13                Form of Severance            Incorporated by reference
                      Benefits Agreement           to Exhibit 10.13 to Annual
                      with Irving S.               Report on Form 10-K for
                      Felladore *                  year ended June 30, 1991

 10.14                Form of Severance            Incorporated by reference
                      Benefits Agreement           to Exhibit 10.14 to Annual
                      with Margaret A.             Report on Form 10-K for
                      Flint *                      year ended June 30, 1991

 10.15                Community                    Incorporated by reference
                      Bankshares, Inc.             to Exhibit A to Proxy
                      1992 Stock Option            Statement  for Annual
                      Plan *                       Meeting of Stockholders
                                                   held on October 15, 1992

 10.16                Agreement and Plan           Incorporated by reference
                      of Merger by and             to Annex A of the
                      between the                  Proxy Statement-Prospectus
                      Company and                  included in Registration
                      Centerpoint Bank,            Statement on Form S-4
                      dated as of                  (File No. 33-63443)
                      August 28, 1995              (the "S-4 Registration
                                                   Statement")

 10.17                Employment                   Incorporated by reference
                      Agreement between            to the S-4 Registration
                      Centerpoint Bank             Statement
                      and Philip Stone,
                      dated August 29,
                      1995. *

 10.18                Employment                   Incorporated by reference
                      Agreement between            to the S-4 Registration
                      Centerpoint Bank             Statement
                      and Lucy T. Gobin,
                      dated August 29,
                      1995 *

 10.19                Employment                   Incorporated by reference
                      Agreement between            to the S-4 Registration
                      Centerpoint Bank             Statement
                      and Joseph B.
                      Reilly, dated
                      August 29, 1995 *

 10.20                Centerpoint Bank             Incorporated by reference
                      1989 Stock Option            to Exhibit 10.20 to
                      Plan *                       Transition Report on Form
                                                   10-K for the six months
                                                   ended December 31, 1995

Exhibit
Number                Description of Exhibit       Method of Filing
- -----------------     ---------------------------  -----------------------------
 11                   Statement re                 Filed herewith
                      computation of
                      Income per share

 27                   Financial Data               Filed herewith
                      Schedule

                      * indicates management contract or compensatory plan

        (b) Reports on Form 8-K
The Company did not file any Reports on Form 8-K during the quarter ended March 31, 1996.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               COMMUNITY BANKSHARES, INC.
Name                      Title                                   Date
- -------------------------------------------------------------------------------

/s/ Douglas Crichfield    President and Chief Executive Officer   May  13, 1996
- ------------------------
Douglas Crichfield

/s/ Gerald R. Emery       Treasurer and Chief Financial Officer   May  13, 1996
- ------------------------
Gerald R. Emery           (Principal Financial and Chief
                          Accounting Officer)