Form 10-Q
period 1996-06-30
COMMUNITY BANKSHARES INC /NH/
filed 1996-08-09
CIK 776815

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                        For Quarter ended June 30, 1996
                                          -------------
                        Commission file number 0-14620
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
Yes  X  No
    ---   ---



2,422,864 shares of Community Bankshares, Inc.'s Common Stock ($1.00 Par Value) were outstanding as of June 30, 1996. Community Bankshares, Inc. has no other classes of common stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - Financial Statements
         --------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES

                                                                          Three Months      Six  Months
                                                                         Ended June 30,     Ended-June 30,
                                                                      --------------------  ---------------
                                                                       1996      1995     1996      1995
                                                                      -------  -------   -------   -------
                                                                      (In Thousands, Except Per Share Data)
                                                                                    (Unaudited)
Interest and dividend income:
      Loans....................................................       $ 8,049   $7,483   $15,728   $14,266
      Securities available for sale............................         1,356      936     2,428     1,986
      Securities held to maturity..............................           630      981     1,345     1,810
      Federal Home Loan Bank stock.............................            72       59       144       109
      Fed funds sold and deposits in other banks...............           121       49       225        91
                                                                      -------   ------   -------   -------
            Total interest and dividend income.................        10,228    9,508    19,870    18,262
Interest expense:                                                     -------   ------   -------   -------
      Deposits.................................................         3,659    3,571     7,425     6,880
      Borrowed funds...........................................         1,278    1,200     2,254     2,043
                                                                      -------   ------   -------   -------
            Total interest expense.............................         4,937    4,771     9,679     8,923
                                                                      -------   ------   -------   -------
Net interest and dividend income...............................         5,291    4,737    10,191     9,339
Provision for possible loan losses.............................           300      225       575       425
                                                                      -------   ------   -------   -------
            Net interest and dividend income after
              provision for possible loan losses...............         4,991    4,512     9,616     8,914
Non-interest income:                                                  -------   ------   -------   -------
      Deposit account fees.....................................           204      158       382       309
      Gains on sales of investment securities, net.............           129       94       349       118
      Gains on sales of loans, net.............................           224      135       420       236
      Loan servicing income....................................           198      139       408       271
      Other....................................................           112      126       226       239
                                                                      -------   ------   -------   -------
            Total non-interest income..........................           867      652     1,785     1,173
                                                                      -------   ------   -------   -------
Non-interest expense:
      Salaries and employee benefits...........................         2,061    1,705     4,006     3,435
      Occupancy and equipment..................................           620      513     1,270     1,011
      Foreclosed property......................................            33       64        58        51
      FDIC deposit insurance premiums..........................             1      207         2       414
      Marketing................................................           145      101       259       194
      Other....................................................         1,049      882     2,074     1,772
                                                                      -------   ------   -------   -------
            Total non-interest expense.........................         3,909    3,472     7,669     6,877
                                                                      -------   ------   -------   -------
Income before income taxes.....................................         1,949    1,692     3,732     3,210
Income tax expense.............................................           699      557     1,328     1,048
                                                                      -------   ------   -------   -------
      Net income...............................................       $ 1,250   $1,135   $ 2,404   $ 2,162
                                                                      =======   ======   =======   =======

Earnings per common and common equivalent share................         $0.50    $0.46     $0.97     $0.88
Average number of common and common
      equivalent shares outstanding............................         2,484    2,467     2,480     2,457
Dividends paid per share.......................................         $0.15    $0.13     $0.30     $0.26

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES

                                                                                         June 30,           December 31,
                                                                                          1996                 1995
                                                                                      ------------       ---------------
                                                                                          (Dollars in Thousands, Except
                                                                                                    Share Data)
                                                                                                    (Unaudited)
Assets
Cash and due from banks.......................................................         $ 23,735               $ 19,226
Interest-bearing deposits in other banks......................................              199                 11,767
Fed funds sold................................................................               --                    200
                                                                                       --------               --------
            Total cash and cash equivalents...................................           23,934                 31,193
                                                                                       --------               --------
Securities available for sale--amortized cost $95,484 at June 30, 1996 and
  $66,467 at December  31, 1995...............................................           94,828                 67,411
Securities held to maturity--fair value $45,694 at June 30, 1996 and
  $47,760 at December 31, 1995................................................           46,019                 47,525
Federal Home Loan Bank stock..................................................            4,571                  4,411
Mortgage loans held for sale..................................................            3,728                  2,940

Loans.........................................................................          355,994                327,014
Allowance for possible loan losses............................................           (3,604)                (3,667)
                                                                                       --------               --------
            Net loans.........................................................          352,390                323,347
                                                                                       --------               --------
Premises and equipment........................................................            9,638                  8,938
Real estate acquired by foreclosure...........................................              557                    566
Due from broker for security sale.............................................               --                  1,710
Accrued interest receivable...................................................            4,058                  3,724
Other assets..................................................................            7,002                  6,238
                                                                                       --------               --------
            Total assets......................................................         $546,725               $498,003
                                                                                       ========               ========
Liabilities and Stockholders' Equity
Liabilities:
      Deposits:
        Non-interest bearing demand...........................................         $ 49,393               $ 39,969
        Savings...............................................................          143,894                137,835
        Time certificates.....................................................          206,897                207,633
                                                                                       --------               --------
            Total deposits....................................................          400,184                385,437
        Securities sold under agreements to repurchase........................           21,419                 14,581
        Other borrowed funds..................................................           76,655                 56,355
        Liability relating to ESOP............................................               39                    118
        Due to broker for security purchase...................................            4,858                     --
        Accrued interest payable..............................................            1,419                  1,517
        Other liabilities.....................................................            4,213                  3,227
                                                                                       --------               --------
            Total liabilities.................................................          508,787                461,235
                                                                                       --------               --------
Stockholders' equity:
        Preferred stock, $1.00 par value per share; 1,000,000 shares authorized, none
          issued..............................................................               --                     --
        Common stock, $1.00 par value per share; 4,500,000 shares authorized;
          issued and outstanding 2,432,519 at June 30, 1996  and
              2,382,849 at December 31, 1995..................................            2,433                  2,383
        Additional paid-in capital............................................           22,207                 21,784
        Retained earnings.....................................................           14,081                 12,299
                                                                                       --------               --------
                                                                                         38,721                 36,466
        Unrealized net gains (losses) on securities available for sale, net...             (586)                   578
        Unearned compensation expense--ESOP...................................              (39)                  (118)
        Treasury stock (at cost)--9,655 shares at June 30, 1996
          and December 31, 1995...............................................             (158)                  (158)
                                                                                       --------               --------
            Total stockholders' equity........................................           37,938                 36,768
                                                                                       --------               --------
            Total liabilities and stockholders' equity........................         $546,725               $498,003
                                                                                       ========               ========

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES

                                                                                             Six Months
                                                                                          Ended  June 30,
                                                                                        --------------------
                                                                                          1996       1995
                                                                                        ---------  ---------
                                                                                          (In Thousands)
                                                                                            (Unaudited)
Cash flows from operating activities:
  Net income......................................................................      $  2,404   $  2,162
  Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Provision for possible loan losses............................................           575        425
    Depreciation and amortization.................................................           903      1,036
    Gains on sales of investment securities, net..................................          (349)      (118)
    Gains on sales of premises and equipment......................................            (9)        --
    Net (gains) losses on sales and loss provisions on real estate acquired by
      foreclosure.................................................................            (4)       (82)
    Mortgage loans originated for sale............................................       (29,444)   (14,779)
    Mortgage loans sold...........................................................        28,656     13,306
    (Increase) decrease in other assets...........................................         1,300     (2,608)
    Increase (decrease) in other liabilities......................................         5,746     (1,474)
                                                                                        --------   --------
      Net cash provided by (used in) operating activities.........................         9,778     (2,132)
                                                                                        --------   --------
Cash flows from investing activities:
  Proceeds from sales of securities available for sale............................        22,162     17,963
  Proceeds from maturities and principal payments of securities held to maturity..        14,208      3,405

  Proceeds from maturities and principal payments of securities available for sale        11,149      4,510
  Purchase of securities held to maturity.........................................        (6,999)   (17,162)
  Purchase of securities available for sale.......................................       (68,241)   (14,429)
  Purchase of FHLB stock..........................................................          (160)    (1,565)
  Net increase in loans...........................................................       (34,037)   (42,223)
  Proceeds from sales of automobile loans.........................................         4,069     11,591
  Proceeds from disposition of real estate acquired by foreclosure................           417        626
  Proceeds from sales of premises and equipment...................................            16         --
  Additions to premises and equipment.............................................        (1,278)      (503)
  Cash paid for mortgage servicing rights.........................................            --       (453)
                                                                                        --------   --------
    Net cash used in investing activities.........................................       (58,694)   (38,240)
                                                                                        --------   --------
Cash flows from financing activities:
  Net increase (decrease) in time certificates of deposit.........................          (736)    15,111
  Net increase (decrease) in demand, NOW, savings and money market deposit
    accounts......................................................................        15,483     (5,314)
  Proceeds from borrowings........................................................        70,078    129,738
  Repayments of borrowings........................................................       (42,940)   (82,361)
  Repayments of liability relating to ESOP........................................           (79)       (79)
  Proceeds from issuance of common stock..........................................           473        108
  Purchase of treasury stock......................................................            --       (395)
  Dividends paid on common stock..................................................          (622)      (497)
                                                                                        --------   --------
    Net cash provided by financing activities.....................................        41,657     56,311
                                                                                        --------   --------
    Net increase (decrease) in cash and cash equivalents..........................        (7,259)    15,939
Cash and cash equivalents at beginning of period..................................        31,193     15,410
                                                                                        --------   --------
Cash and cash equivalents at end of period........................................      $ 23,934   $ 31,349
                                                                                        ========   ========
Supplemental cash flow information:
  Cash paid for:
    Income taxes, net.............................................................      $  1,042   $    878
    Interest......................................................................         9,777      8,681
Supplemental schedule of non-cash activities:
   Securities transferred from available for sale to held to maturity.............      $  5,730   $     --
   Mortgage loans securitized during the period...................................            --      5,551
   Additions to real estate acquired by foreclosure...............................           404        420
   Change in net unrealized gains (losses) on securities available for sale, net..        (1,164)     2,386

      See accompanying notes to consolidated financial statements.

              COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
               Notes to Consolidated Financial Statements
                    June 30, 1996 and 1995

1.  Basis of Presentation
    ---------------------
The unaudited consolidated financial statements of Community Bankshares, Inc. and its wholly owned subsidiaries ("the Company"), Concord Savings Bank ("Concord"), Concord's wholly owned subsidiary, Bancredit Corporation ("Bancredit"), and Centerpoint Bank ("Centerpoint") presented herein should be read in conjunction with the supplemental consolidated financial statements of Community Bankshares, Inc. and subsidiaries as of and for the year ended December 31, 1995. In the opinion of management, the unaudited financial statements reflect all normal recurring adjustments which are necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

2.  Earnings Per Share
    ------------------
Earnings per share for the periods presented are based on the weighted average number of common and common equivalent shares outstanding during each period.

3.  Acquisition Consummation
    -------------------------
On March 20, 1996, the Company completed its acquisition of Centerpoint Bank through the issuance of 657,587 shares of common stock. The acquisition was accounted for as a pooling-of-interests and, accordingly, the accounts and results of operations of Centerpoint have been combined with that of the Company for all periods presented. The separate results of operations of the Company and Centerpoint for the periods ended June 30, 1995 are presented below:

                                              Three Months                         Six Months
                                          Ended June 30, 1995                 Ended June 30, 1995
                                 ------------------------------------------------------------------------
                                    Community                           Community
                                   Bankshares,  Centerpoint            Bankshares,  Centerpoint
                                      Inc.         Bank      Combined     Inc.         Bank      Combined
                                 ------------------------------------------------------------------------
                                           (Dollars in Thousands Except Per Share Data, Unaudited)
Interest income                         $7,880       $1,628    $9,508      $15,237       $3,025   $18,262
Net income                                 878          257     1,135        1,742          420     2,162
Earnings per common
    and common equivalent share         $ 0.49       $ 0.43    $ 0.46      $  0.97       $ 0.71   $  0.88

4. Accounting Change
   -----------------
On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) FAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes a fair-value-based method of accounting for stock-based compensation plans under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. However, the statement allows a company to continue to measure compensation cost for such plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, no compensation cost is recorded if, at the grant date, the exercise price of options granted is equal to the fair market value of the Company's stock. The Company has elected to continue to follow the accounting method under APB Opinion No. 25. SFAS No. 123 requires companies that elect to continue to follow the accounting in APB Opinion No. 25 to disclose in the notes to their financial statements pro forma net income and earnings per share as if the fair-value-based method of accounting had been applied. Based on activity for the three and six months ended June 30, 1996 and 1995, net income and earnings per share would not have been materially affected had the accounting method under SFAS No. 123 been applied.

5.  Recent Accounting  Developments
    -------------------------------
In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 125 (FAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This Statement provides guidance for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. FAS 125 supersedes FAS 76, 77, and 122, while amending both FAS 65 and

115. The Statement is effective January 1, 1997 and is to be applied prospectively. Earlier implementation is not permitted.

A transfer of financial assets in which control is surrendered over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. Liabilities and derivatives incurred or obtained by the transfer of financial assets are required to be measured at fair value, if practicable. Also, any servicing assets and other retained interests in the transferred assets must be measured by allocating the previous carrying value between the asset sold and the interest retained, if any, based on their relative fair values at the date of transfer. For each servicing contract in existence before January 1, 1997, previously recognized servicing rights and excess servicing receivables that do not exceed contractually specified servicing are required to be combined, net of any previously recognized servicing obligations under that contract, as a servicing asset or liability. Previously recognized servicing receivables that exceed contractually specified servicing fees are required to be reclassified as interest-only strips receivable.

The Statement also requires an assessment of interest-only strips, loans, other receivables or retained interests in securitizations. If these assets can be contractually prepaid or otherwise settled such that the holder would not recover substantially all of its recorded investment, the asset will be measured like available for sale securities or trading securities, under FAS 115. This assessment is required for financial assets held on or acquired after January 1, 1997.

In accordance with the above, the Company will apply the requirements of this Statement beginning January 1, 1997. The Company has not completed the complex analysis required to determine the future impact on its financial statements relating to existing financial assets and servicing contracts.

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

At June 30, 1996, total assets amounted to $546,725,000, an increase of $48,722,000, or 9.8%, from $498,003,000 at December 31, 1995. This growth in assets was mostly in loans and investment securities available for sale and was funded primarily with borrowed funds.

Total loans increased by $28,980,000, or 8.9%, from $327,014,000 at December 31, 1995 to $355,994,000 at June 30, 1996. Since December 31, 1995, the Company has experienced growth in all three of its major loan portfolios. Commercial, residential mortgage and consumer loan portfolios grew by approximately $9 million, $11 million and $9 million, respectively. The commercial loan growth was primarily to small businesses in the manufacturing and service industries and to professional associations. The growth in residential mortgage loans was primarily in 15 year fixed rate mortgages which resulted from a limited, special promotion offered by the Company during the first quarter which were originated for the Company's portfolio. Additionally, the Company has experienced growth in its adjustable rate mortgage loan product. The growth in consumer loans was primarily in indirect automobile loans which resulted from competitive pricing to dealers located throughout the State of New Hampshire.

Total investment securities amounted to $140,847,000, or 25.8% of total assets, at June 30, 1996 compared to $114,936,000, or 23.1% of total assets, at December 31, 1995. At June 30, 1996, securities available for sale amounted to $94,828,000, or 67.3% of total investment securities. Securities held to maturity amounted to $46,019,000 and represented 32.7% of total investment securities. During the quarter ended June 30, 1996, the Company transferred $5,730,000 of securities classified as available for sale to held to maturity. At the time of reclassification, there were $252,000 in unrealized losses relating to the securities transferred. Such amount continues to be treated as a reduction of stockholders' equity and is being amortized to interest income over the remaining life of the related securities. The investment portfolio consists primarily of U.S. Treasury and Agency securities, mortgage-backed securities guaranteed by Federal Home Loan Mortgage Corporation (FHLMC) and Federal National Mortgage Association (FNMA), and to a lesser extent other mortgage-backed securities, corporate bonds, municipal investments and marketable equity securities.

Total deposits increased by $14,747,000 since December 31, 1995 and amounted to $400,184,000 at June 30, 1996. Deposit growth during the first two quarters of 1996 was primarily in non-interest bearing deposits and savings deposits which increased by $9,424,000 and $6,059,000, respectively, since December 31, 1995. Growth in these two categories more than offset the decline in time deposits which decreased by $736,000 during the same period. The increase in non-interest bearing deposits resulted from the Company's continued growth in small commercial business relationships. The shift from time certificates to savings deposits was primarily due to the decline in market rates offered on certificate accounts.

Funding loan growth was the primary reason for the increase in borrowed funds of $27,138,000 since December 31, 1995. The Bank's borrowed funds consist primarily of Federal Home Loan Bank (FHLB) advances and, to a lesser extent, repurchase agreements.

At June 30, 1996, the Company's stockholders' equity totaled $37,938,000, resulting in an equity-to-assets ratio of 6.94%, a Tier 1 leverage ratio of 7.29% and a total risk-based capital ratio of 11.72%. The Company's capital ratios exceed all published regulatory minimums. For further information on the capital ratios of the Company and of Concord and Centerpoint, see the "Liquidity and Capital Resources" section below.

Due to market conditions the Company's unrealized net gain (losses) on securities available for sale, recorded net of applicable taxes as a component of stockholders' equity, declined from an unrealized net gain of $578,000 at December 31, 1995 to an unrealized net loss of $586,000 at June 30, 1996. Changes in the market values of securities available for sale are reflected in the Company's balance sheet as increases or decreases in stockholder's equity.

Risk Elements
- -------------

At June 30, 1996, total non-performing assets amounted to $2,258,000, or 0.41% of total assets compared to $2,523,000, or 0.51%, at December 31, 1995. The decrease of $265,000 since December 31, 1995 was due to sales and resolutions of non-performing assets exceeding new non-performing loans.

Non-performing assets consist of non-performing loans, impaired loans and loans for which the accrual of interest has been stopped, and property or other assets which have been acquired by foreclosure or repossession. Non-performing loans decreased slightly to $1,516,000 at June 30, 1996 from $1,624,000 at December 31, 1995. Foreclosed property and repossessed autos and mobile homes decreased from a total of $899,000 at December 31, 1995 to $742,000 at June 30, 1996. At June 30, 1996, impaired loans, which are included in nonaccrual loans in the table below, amounted to $633,000 as compared to $819,000 at December 31, 1995.

The following table summarizes non-performing assets and loans delinquent 90 days or more and still accruing at the dates indicated.

                                          June 30,   December 31,   June 30,
                                            1996         1995         1995
                                          ---------  -------------  ---------
                                                    (In Thousands)
Non-accrual loans.......................    $1,516         $1,624     $1,926
Restructured loans......................        --             --         --
                                            ------         ------     ------
 Total non-performing loans.............     1,516          1,624      1,926
                                            ------         ------     ------
Real estate acquired by foreclosure.....       557            566      1,134
Other assets acquired...................       185            333        368
                                            ------         ------     ------
 Total assets acquired toward satisfaction of
   debt................................        742            899      1,502
                                            ------         ------     ------
Total non-performing assets.............     2,258          2,523      3,428
Loans delinquent 90 days or more and still
  accruing................................     222             69         --
                                            ------         ------     ------
 Total non-performing assets and loans
   delinquent 90 days or more and still
   accruing.............................    $2,480         $2,592     $3,428
                                            ======         ======     ======
Total non-performing assets as a percentage of
  total loans and assets acquired toward
 satisfaction of debt...................      0.63%          0.77%      1.06%

The Company's provision for possible loan losses amounted to $300,000 and $575,000, respectively, for the quarter and six months ended June 30, 1996, bringing the allowance to $3,604,000 after net charge-offs of $462,000 and $638,000, respectively for the quarter and six months ended June 30, 1996. At June 30, 1996, the allowance for possible loan losses represented 1.01% of total loans in comparison to 1.12% of total loans at December 31, 1995. At June 30, 1996, the allowance for possible loan losses represented 237.7% of non-performing loans of $1,516,000 versus 225.8% of non-performing loans of $1,624,000 at December 31, 1995.

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

           Results of Operations for the Three and Six Months Ended
           --------------------------------------------------------
                            June 30, 1996 and 1995
                            ----------------------


Results of Operations
- ---------------------

The Company earned net income of $1,250,000, or $0.50 per share, for the quarter ended June 30, 1996, and $2,404,000, or $0.97 per share, for the six months then ended. Comparable amounts for the quarter and six months ended June 30, 1995 equaled $1,135,000, or $0.46 per share, and $2,162,000, or $0.88 per share. On
March 20, 1996, the Company completed its acquisition of Centerpoint Bank through the issuance of 657,587 shares of common stock. The acquisition was accounted for as a pooling-of-interests and, accordingly, the accounts and results of operations for Centerpoint have been combined with that of the Company for all periods presented.

Average Balance Sheets and Net Interest and Dividend Income
- -----------------------------------------------------------

The following table sets forth certain information relating to the Company's summarized average balance sheets, including interest-earning assets, interest-bearing liabilities and net interest income on a fully tax-equivalent basis for the three month periods indicated:



                                                           Three Months Ended June 30,
                                                       1996                            1995
                                          ------------------------------  ------------------------------
                                           Average               Yield/    Average               Yield/
                                           Balance    Interest  Rate (5)   Balance   Interest   Rate (5)
                                          ----------  --------  --------  ---------- --------   --------

                                                             (Dollars in Thousands)
Assets:
Interest-earning assets:
  Loans(1).............................    $350,109    $ 8,049     9.20%   $328,870     $7,483     9.10%
  Investments(2).......................     142,260      2,205     6.20     129,242      2,038     6.31
                                           --------    -------             --------     ------
   Total interest-earning assets.......     492,369     10,254     8.33     458,112      9,521     8.31
                                                       -------                          ------
Non interest-earning assets............      36,980                          27,720
Allowance for possible loan losses.....      (3,662)                         (3,567)
                                           --------                        --------
   Total assets........................    $525,687                        $482,265
                                           ========                        ========
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Deposits.............................    $345,381    $ 3,659     4.24%   $334,550     $3,571     4.27%
  Borrowed funds.......................      93,437      1,278     5.47      79,220      1,200     6.06
                                           --------    -------             --------     ------
   Total interest-bearing liabilities..     438,818      4,937     4.50     413,770      4,771     4.61
                                                       -------                          ------
Non interest-bearing demand deposits...      43,388                          30,778
Other liabilities......................       5,639                           3,472
                                           --------                        --------
    Total liabilities..................     487,845                         448,020
Stockholders' equity...................      37,842                          34,245
                                           --------                        --------
    Total liabilities and stockholders'
          equity.......................    $525,687                        $482,265
                                           ========                        ========
Net interest income/interest rate spread(3)            $ 5,317     3.83%                $4,750     3.70%
                                                       =======                          ======
Net interest margin(4).................                            4.32%                           4.15%

(1) Includes nonaccrual loans.
(2) Investments (includes interest bearing deposits in other banks and fed funds sold) are shown at average amortized cost.
(3) Interest rate spread is the average yield earned on total earning assets less the average cost paid for interest-bearing liabilities.
(4) The net interest margin during the period equals net interest income divided by average interest-earning assets for the period.
(5) Calculated on an annualized basis.

The following table sets forth certain information relating to the Company's summarized average balance sheets, including interest-earning assets, interest-bearing liabilities and net interest income on a fully tax-equivalent basis for the six month periods indicated:




                                                            Six Months Ended June 30,
                                                       1996                            1995
                                          ------------------------------  ------------------------------
                                           Average               Yield/    Average               Yield/
                                           Balance    Interest  Rate (5)   Balance    Interest   Rate (5)
                                          ----------  --------  --------  ----------  --------  --------

                                                             (Dollars in Thousands)
Assets:
Interest-earning assets:
    Loans(1)..........................     $343,918    $15,728     9.15%   $318,815    $14,266     8.95%
    Investments (2)...................      134,817      4,173     6.19     127,299      4,016     6.31
                                           --------    -------             --------    -------
      Total interest-earning assets...      478,735     19,901     8.31     446,114     18,282     8.20
                                                       -------                         -------
Non interest-earning assets...........       34,931                          26,713
Allowance for possible loan losses....       (3,677)                         (3,572)
                                           --------                        --------
      Total assets....................     $509,989                        $469,255
                                           ========                        ========
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Deposits............................     $344,668    $ 7,425     4.31%   $335,242    $ 6,880     4.10%
  Borrowed funds......................       82,045      2,254     5.49      67,899      2,043     6.02
                                           --------    -------             --------    -------
      Total interest-bearing liabilities    426,713      9,679     4.54     403,141      8,923     4.43
                                                       -------                         -------
Non interest-bearing demand deposits..       40,293                          29,303
Other liabilities.....................        5,274                           3,340
                                           --------                        --------
      Total liabilities...............      472,280                         435,784
Stockholders' equity..................       37,709                          33,471
                                           --------                        --------
      Total liabilities and stockholders'
        equity........................     $509,989                        $469,255
                                           ========                        ========
Net interest income/interest rate
  spread(3)...........................                 $10,222     3.77%               $ 9,359     3.77%
                                                       =======                         =======
Net interest margin(4)................                             4.27%                           4.20%

(1)  Includes nonaccrual loans.
(2) Investments (includes interest bearing deposits in other banks and fed funds sold) are shown at average amortized cost.
(3) Interest rate spread is the average yield earned on total earning assets less the average cost paid for interest-bearing liabilities.
(4) The net interest margin during the period equals net interest income divided by average interest-earning assets for the period.
(5)  Calculated on an annualized basis.

Rate/Volume Analysis
- --------------------

The following table presents changes in interest and dividend income, interest expense and net interest and dividend income, on a fully tax-equivalent basis, which are attributable to changes in the average amounts of interest-earning assets and interest-bearing liabilities outstanding and/or to changes in rates earned or paid thereon. The net changes attributable to both volume and rate have been allocated proportionately.


                                                         Three Months Ended         Six Months Ended
                                                       June 30, 1996 vs. 1995    June 30, 1996 vs. 1995
                                                       -----------------------  -------------------------
                                                         Increase (Decrease)       Increase (Decrease)
                                                       -----------------------  -------------------------
                                                       Due to   Due to          Due to   Due to
                                                       Volume    Rate    Total  Volume    Rate     Total
                                                       -------  -------  -----  -------  -------  -------
                                                                         (In Thousands)
Interest and dividend income:
     Loans...........................................     $488   $  78    $566   $1,143   $ 319    $1,462
     Investments.....................................      202     (35)    167      234     (77)      157
                                                          ----   -----    ----   ------   -----    ------
       Total interest and dividend income............      690      43     733    1,377     242     1,619
                                                          ----   -----    ----   ------   -----    ------
Interest expense:
     Deposits........................................      113     (25)     88      197     348       545
     Borrowed funds..................................      204    (126)     78      400    (189)      211
                                                          ----   -----    ----   ------   -----    ------
Total interest expense...............................      317    (151)    166      597     159       756
                                                          ----   -----    ----   ------   -----    ------
Net interest and dividend income.....................     $373   $ 194    $567   $  780   $  83    $  863
                                                          ====   =====    ====   ======   =====    ======

Interest Income
- ---------------

Total interest and dividend income, on a fully tax-equivalent basis, increased by $733,000 and $1,619,000, respectively, for the quarter and six months ended June 30, 1996 versus the same periods of the prior year. These increases were primarily due to an increase in average loans outstanding this year versus last year and, to a lesser extent, due to an increase in yield. The increase in average loans outstanding has been across all of the Company's major loan portfolios.

Interest Expense
- ----------------

Interest expense on deposits for the quarter and six months ended June 30, 1996 increased by $88,000 and $545,000, respectively, versus the same periods of the prior year due to an increase in average cost coupled with an increase in average interest-bearing deposits. The Company's deposit growth for the quarter and first six months of this year versus the same periods last year has been primarily in the higher cost time certificates of deposit. This, coupled with increased market interest rates paid on these deposits during the first half of this year versus last year, has increased the Company's deposit interest costs.

The Company also used borrowed funds to fund its loan growth which resulted in increased average outstanding borrowed funds of $14,217,000 and $14,146,000, respectively, for the quarter and six months ended June 30, 1996 in comparison to the same periods of the prior year. This utilization of borrowed funds resulted in an increase in interest expense of $78,000 and $211,000, respectively, for the quarter and six months ended June 30, 1996 over the comparable periods of the prior year.

Provision for Possible Loan Losses
- ----------------------------------

The Company provided $300,000 and $575,000, respectively, for the three and six months ended June 30, 1996 into the allowance for possible loan losses compared to a provision for possible loan losses of $225,000 and $425,000, respectively, for the comparable periods of the prior year. Net loan charge-offs for the current quarter and six month period equaled $462,000 and $638,000, respectively, as compared to $321,000 and $418,000, respectively, for the same periods of the prior year. The current year's loan charge-offs were previously provided for in the allowance for possible loan losses. The increase in the provision for loan losses was primarily due to loan growth.

Non-Interest Income
- -------------------

Non-interest income for the quarter and six months ended June 30, 1996 increased by $215,000 and $612,000, respectively, from the same periods of last year.

Increased transaction activity and numbers of accounts were the primary reasons for the growth of $46,000 and $73,000, respectively, in deposit account fees this quarter and year to date when compared to the same periods of the prior year. The Company also revised its deposit account fee schedule during December 1995.

Favorable market conditions during the quarter and six months ended June 30, 1996 allowed the Company to record $129,000 and $349,000, respectively, in security gains as compared to $94,000 and $118,000, respectively, during the same periods of the prior year.

Gains on the sale of loans increased by $89,000 and $184,000, respectively, for the quarter and six months ended June 30, 1996 versus the same periods of 1995. This increase resulted primarily from an increase in mortgage loans originated for sale into the secondary market. The increase in loans originated for sale was primarily due to lower market rates this year versus last year.

Loan servicing income increased by $59,000 and $137,000, respectively, for the quarter and year to date versus the same periods of last year primarily due to income related to the Company's purchase of mortgage servicing rights which were transferred to the Company during August, 1995.

Non-Interest Expense
- --------------------

Non-interest expense for the quarter and six months ended June 30, 1996 increased by $437,000 and $792,000, respectively, over the same periods of the prior year. The increase in non-interest expense was primarily due to continued investments made by the Company to expand its business lines and product distribution system, increased marketing, as well as normal increases related to salaries and benefits and other operating expenses. Within the past year the Company has opened offices in Tilton and Portsmouth, New Hampshire, opened new remote automated cash dispensing machines at 16 of the Walmart and Sam's Club stores in New Hampshire and expanded its commercial and indirect consumer lending capacity. The Company is planning to open another office in Hooksett, New Hampshire before the end of the year. Also included in non-interest expense was some necessary duplicate costs resulting from the Centerpoint acquisition. These costs are expected to be eliminated in future periods.

Offsetting a portion of the increase in non-interest expense was a reduction in FDIC deposit insurance premiums of $206,000 and $412,000, respectively, for the quarter and six months ended June 30, 1996 versus the same periods of the prior year. This reduction was due to substantially lower premiums that the FDIC charges banks to insure deposits which became effective June 1, 1995. The premiums were lowered after the Bank Insurance Fund (BIF) met its congressionally mandated level during the month of May 1995. The Company's subsidiary banks are currently subject to the minimum premium level.

Income Taxes
- ------------

Income tax expense for the quarters ended June 30, 1996 and 1995 amounted to $699,000 and $557,000, respectively. Income tax expense for the six months ended June 30, 1996 and 1995 amounted to $1,328,000 and $1,048,000, respectively. The effective tax rate for 1996 was 36% compared to 33% in 1995. The lower effective tax rate for the prior year was primarily the result of the Company reducing its valuation reserve on its deferred tax asset.

Liquidity and Capital Resources
- -------------------------------

Liquidity is a measure of the Company's ability to meet its cash needs at a reasonable cost. Cash needs arise primarily as a result of funding lending opportunities, the maturity of liabilities such as borrowings and the withdrawal of deposits. Asset liquidity is achieved through the management of earning asset maturities, loan amortization, deposit growth, securities available for sale and access to borrowed funds. As members, Concord and Centerpoint may borrow from the Federal Home Loan Bank of Boston on a secured basis. Borrowing usually requires the pledging of a bank's FHLB stock as well as certain residential mortgage loans and investment securities. At June 30, 1996, the Company's sources of liquidity included $95 million of investment securities classified as "available for sale" and unused available borrowing capacity of approximately $79 million at the Federal Home Loan Bank of Boston.

The Holding Company's primary sources of liquidity are dividends from its subsidiary banks and its cash balances. Dividends paid from the banks to the Holding Company are limited to the extent necessary for the banks to comply with regulatory capital guidelines.

The deposits of Concord and Centerpoint are insured by the Federal Deposit Insurance Corporation which issues and enforces regulations designed to protect the safety and soundness of insured institutions. At June 30, 1996, the Company had equity capital of $37,938,000, resulting in an equity-to-assets ratio of 6.94% and a Tier 1 leverage ratio of 7.29%. Stockholders' equity was reduced by $586,000 of net tax-effected unrealized security losses relative to investment securities classified as available for sale.

The following table summarizes the Company's regulatory capital ratios as of June 30, 1996.


                        Required      Actual
                       Regulatory   Regulatory
                          Ratio        Ratio
                       -----------  -----------

Leverage               4.00%-5.00%        7.29%
Risk-based:
   Tier 1                    4.00        10.71
   Total risk-based          8.00        11.72

The following table summarizes Concord's regulatory capital ratios as of June 30, 1996.

                          Required      Actual
                         Regulatory   Regulatory
                            Ratio        Ratio
                         -----------  -----------

Leverage                 4.00%-5.00%        6.87%
Risk-based:
     Tier 1                    4.00        10.09
     Total risk-based          8.00        11.07

The following table summarizes Centerpoint's regulatory capital ratios as of June 30, 1996.

                          Required      Actual
                         Regulatory   Regulatory
                            Ratio        Ratio
                         -----------  -----------

Leverage                 4.00%-5.00%        7.01%
Risk-based:
     Tier 1                    4.00         9.59
     Total risk-based          8.00        10.62


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


Item 3 - Defaults Upon Senior Securities
         -------------------------------
         Not applicable


Item 4 - Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         Not applicable


Item 5 - Other Information
         -----------------
         Not applicable



Item 6 - Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits

Exhibit
Number    Description of Exhibit                                             Method of Filing
- -------   -------------------------------------------------------------      ----------------------------------------------------
 3.1      Restated  Articles of Incorporation  of Community Bankshares,      Incorporated by reference to Exhibit 3.1B to
          Inc.                                                               Amendment No. 1 to Registration Statement on
                                                                             Form S-1 (File No.33-00125) the "Registration
                                                                             Statement")

3.1(a)    Statement of Resolution establishing series of shares of           Incorporated by reference to Exhibit 3.1(a) to
          Community Bankshares, Inc. dated October 27, 1989                  Annual Report on Form 10-K for the year ended
                                                                             June 30,1991

3.1(b)    Articles of Amendment to the Restated Articles of Incorporation    Incorporated by reference to Exhibit 3.1(b) to
          of Community Bankshares, Inc.                                      Quarterly Report on Form 10-Q for the quarter
                                                                             ended March 31, 1996

3.2       By-laws of Community Bankshares,Inc. as currently in effect        Incorporated by reference to Quarterly Report on
                                                                             Form 10-Q for the quarter ended
                                                                             September 30, 1995

4.1       Loan Agreement dated September 22, 1986 between the Savers         Incorporated by reference to Exhibit 4 to Annual
          Bank and the Trustee of the Concord Savings Bank Employees         Report on Form 10-K for year ended June 30,
          Stock Ownership Plan, with related Note and Pledge                 1986
          Agreement

4.2       Amendment to Loan Agreement between the Savers Bank and            Incorporated by reference to Exhibit 4.2 to
          the Trustee of the Concord Savings Bank Employee Stock             Quarterly report on Form 10-Q for quarter ended
          Ownership Plan, dated January 25,1988                              March 31, 1988


Exhibit
Number    Description of Exhibit                                             Method of Filing
- -------   --------------------------------------------------------------     ----------------------------------------------------
4.3       Rights Agreement between Community Bankshares, Inc.                Incorporated by reference to Form 8-A filed
          and the First National Bank of Boston                              June 30, 1989

4.4       Community Bankshares, Inc. Dividend Reinvestment                   Incorporated by reference to Form S-3
          and Stock Dividend Plan, dated December 28, 1994                   (File No. 33-87956)

10.2(a)    Concord Savings Bank 1985 Stock Option Plan, as amended *         Incorporated by reference to Exhibit 10.2 to
                                                                             Amendment No. 3 to Registration Statement

10.2(b)   Amendment to said Stock Option Plan adopted August 18, 1987 *      Incorporated by reference to Exhibit 10.2(b) to
                                                                             Annual Report on Form 10-K for year ended
                                                                             June 30, 1987

10.3      Concord Savings Bank 1988 Stock Option Plan *                      Incorporated by reference to Exhibit A to Proxy
                                                                             Statement for Annual Meeting of Stockholders
                                                                             held on October 20, 1988

10.4      Executive Supplemental Retirement Agreement with Douglas           Incorporated by reference to Exhibit 10.8 to the
          Crichfield*                                                        Quarterly Report on Form 10-Q for quarter ended
                                                                             September 30, 1988

10.5      Form of Severance Benefits Agreement with Douglas Crichfield       Incorporated by reference to Exhibit 10.9 to
          dated August 1, 1988 *                                             Annual Report on Form 10-K for year ended
                                                                             June 30, 1989

10.5 (a)  Amendment of Form of Severance Benefits Agreement with             Incorporated by reference to Exhibit 10.9(a) to
          Douglas Crichfield dated April 19, 1989 *                          Annual Report on Form 10-K for year ended
                                                                             June 30, 1989

10.6      Form of Severance Benefits Agreement with Donna L. Bean *          Incorporated by reference to Exhibit 10.10 to
                                                                             Annual Report on Form 10-K for year ended
                                                                             June 30, 1989

10.7      Form of Severance Benefits Agreement with Gerald R. Emery *        Incorporated by reference to Exhibit 10.11 to
                                                                             Annual Report on Form 10-K for year ended
                                                                             June 30, 1989

10.7(a)   Amendment of Form of Severance Benefits Agreement with             Incorporated by reference to Exhibit 10.7(a) to
          Gerald R. Emery dated December 30, 1992 *                          Annual Report on Form 10-K for year ended
                                                                             June 30, 1993

10.8      Form of Severance Benefits Agreement with David E. Fuller *        Incorporated by reference to Exhibit 10.12 to
                                                                             Annual Report on Form 10-K for year ended
                                                                             June 30, 1989

 10.9     Form of Severance Benefits Agreement with Robert F. Howe *         Incorporated by reference to Exhibit 10.13 to
                                                                             Annual Report on Form 10-K for year ended
                                                                             June 30, 1989

10.10     Form of Severance Benefits Agreement with Richard E. Kamp *        Incorporated by reference to Exhibit 10.14 to
                                                                             Annual Report on Form 10-K for year ended
                                                                             June 30, 1989

10.11     Form of Severance Benefits Agreement with Paul M. Ferguson *       Incorporated by reference to Exhibit 10.11 to
                                                                             Annual Report on Form 10-K for year ended
                                                                             June 30, 1991

10.11(a)  Amendment of Form of Severance Agreement with Paul M.              Incorporated by reference to Exhibit 10.11(a) to
          Ferguson dated December 30, 1992 *                                 Annual Report on Form 10-K for year ended
                                                                             June 30, 1993


Exhibit
Number       Description of Exhibit                                           Method of Filing
- -----------  -----------------------------------------------------------      -----------------------------------------------------
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

10.14        Form of Severance Benefits Agreement with Margaret A. Flint *    Incorporated by reference to Exhibit 10.14 to Annual
                                                                              Report on Form 10-K for year ended June 30, 1991

10.15        Community Bankshares, Inc. 1992 Stock Option Plan *              Incorporated by reference to Exhibit A to Proxy
                                                                              Statement for Annual Meeting of Stockholders held on
                                                                              October 15, 1992

10.16        Agreement and Plan of Merger by and between the Company and        Incorporated by reference to Annex A of the Proxy
             Centerpoint Bank, dated as of August 28, 1995                      Statement-Prospectus included in Registration
                                                                                Statement on Form S-4 (File No. 33-63443) (the "S-4
                                                                                Registration Statement")

10.17        Employment Agreement between Centerpoint Bank and Philip           Incorporated by reference to the S-4 Registration
             Stone, dated August 29, 1995. *                                    Statement

10.18        Employment Agreement between Centerpoint Bank and Lucy T.          Incorporated by reference to the S-4 Registration
             Gobin, dated August 29, 1995 *                                     Statement

10.19        Employment Agreement between Centerpoint Bank                      Incorporated by reference to the S-4
             and Joseph B. Reilly, dated August 29, 1995 *                      Registration Statement

10.20        Centerpoint Bank 1989 Stock Option Plan *                          Incorporated by reference to Exhibit 10.20 to
                                                                                Transition Report on Form 10-K for the six months
                                                                                ended December 31, 1995

11           Statement re computation of  Income per share                      Filed herewith

27           Financial Data Schedule                                            Filed herewith

             * indicates management contract or compensatory plan

     (b) Reports on Form 8-K


The Company filed the following Reports on Form 8-K during the quarter ended June 30, 1996:

     Date of Report            Items Reported                     Financials Filed
     --------------            --------------                     ----------------
April 3, 1996            Form 8-K filed with respect                   None
                         to the merger between
                         Community Bankshares, Inc.
                         and Centerpoint Bank.

May 31, 1996             Form 8-K/A filed containing        Centerpoint Financial Statements
                         required supplemental                          and
                         financial information related      Pro Forma Financial Information
                         to the merger between Community
                         Bankshares, Inc. and Centerpoint
                         Bank.

June 3, 1996             Form 8-K/A Amendment No. 2 filed               None
                         to clarify that financial
                         statements filed as Exhibit 99
                         represent the required pro
                         forma financial information.


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                COMMUNITY BANKSHARES, INC.

Name                         Title                              Date
- --------------------------------------------------------------------------------
/s/ Douglas Crichfield       President and Chief Executive      August 8, 1996
- ---------------------------  Officer
Douglas Crichfield


/s/ Gerald R. Emery          Treasurer and Chief Financial      August 8, 1996
- ---------------------------  Officer (Principal Financial and
Gerald R. Emery              Chief Accounting Officer)
