Form 10-Q
period 1996-09-30
COMMUNITY BANKSHARES INC /NH/
filed 1996-11-13
CIK 776815

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      FOR QUARTER ENDED SEPTEMBER 30, 1996
                                        ------------------
                         COMMISSION FILE NUMBER 0-14620
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



2,438,873 shares of Community Bankshares, Inc.'s Common Stock ($1.00 Par Value) were outstanding as of September 30, 1996. Community Bankshares, Inc. has no other classes of common stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
         --------------------

                       CONSOLIDATED STATEMENTS OF INCOME
                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES

                                                 THREE MONTHS              NINE MONTHS
                                              ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                             --------------------     --------------------
                                              1996      1995             1996           1995
                                             -------  --------         --------        -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                              (UNAUDITED)
Interest and dividend income:
  Loans.................................     $ 8,425   $7,594    $24,153      $21,860
  Securities available for sale.........       1,411    1,071      3,839        3,057
  Securities held to maturity...........         630      994      1,975        2,804
  Federal Home Loan Bank stock..........          75       69        219          178
  Fed funds sold and deposits in other            30      124        255          215
   banks................................     -------   ------    -------      -------
    Total interest and dividend income..      10,571    9,852     30,441       28,114
                                             -------   ------    -------      -------
Interest expense:
  Deposits..............................       3,745    3,800     11,170       10,680
  Borrowed funds........................       1,299    1,233      3,553        3,276
                                             -------   ------    -------      -------
    Total interest expense..............       5,044    5,033     14,723       13,956
                                             -------   ------    -------      -------
Net interest and dividend income........       5,527    4,819     15,718       14,158
Provision for possible loan losses......         300      250        875          675
                                             -------   ------    -------      -------
    Net interest and dividend income
     after provision for possible loan
     losses.............................       5,227    4,569     14,843       13,483
                                             -------   ------    -------      -------

Non-interest income:
  Deposit account fees..................         213      167        595          476
  Gains on sales of investment                   122        -        471          118
   securities, net......................
  Gains on sales of loans, net..........         202      244        622          480
  Loan servicing income.................         184      199        592          470
  Other.................................         135      105        361          344
                                             -------   ------    -------      -------
    Total non-interest income...........         856      715      2,641        1,888
                                             -------   ------    -------      -------
Non-interest expense:
  Salaries and employee benefits........       2,080    1,813      6,086        5,248
  Occupancy and equipment...............         696      545      1,966        1,556
  Foreclosed property...................          39       48         97           99
  FDIC deposit insurance premiums.......           1      (25)         3          389
  Marketing.............................         136       93        395          287
  Other.................................       1,157    1,069      3,231        2,841
                                             -------   ------    -------      -------
    Total non-interest expense..........       4,109    3,543     11,778       10,420
                                             -------   ------    -------      -------
Income before income taxes..............       1,974    1,741      5,706        4,951
Income tax expense......................         713      603      2,041        1,651
                                             -------   ------    -------      -------
  Net income............................     $ 1,261   $1,138    $ 3,665      $ 3,300
                                             =======   ======    =======      =======

Earnings per common and common
 equivalent share.......................     $  0.51   $ 0.46    $  1.48      $  1.35
Average number of common and common
 equivalent shares outstanding..........       2,494    2,453      2,481        2,441
Dividends paid per share................       $0.15    $0.14      $0.45        $0.40

          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES

                                             SEPTEMBER 30,         DECEMBER 31,
                                                  1996                 1995
                                          --------------------  -------------------
                                               (DOLLARS IN THOUSANDS, EXCEPT
                                                         SHARE DATA)
                                                         (UNAUDITED)
ASSETS
Cash and due from banks...................     $ 20,125             $ 19,226
Interest-bearing deposits in other banks..       18,254               11,767
Fed funds sold............................           --                  200
                                               --------             --------
    Total cash and cash equivalents.......       38,379               31,193
                                               --------             --------
Securities available for sale--amortized
 cost $82,320 at September 30, 1996 and
 $66,467 at December  31, 1995............       82,000               67,411
Securities held to maturity--fair value
 $40,996 at September 30, 1996 and
 $47,760 at December 31, 1995.............       41,311               47,525
Federal Home Loan Bank stock..............        4,571                4,411
Mortgage loans held for sale..............        3,880                2,940

Loans.....................................      361,407              327,014
Allowance for possible loan losses........       (3,725)              (3,667)
                                               --------             --------
    Net loans.............................      357,682              323,347
                                               --------             --------
Premises and equipment....................       10,450                8,938
Real estate acquired by foreclosure.......          536                  566
Due from broker for security sale.........           --                1,710
Accrued interest receivable...............        3,718                3,724
Other assets..............................        6,197                6,238
                                               --------             --------
    Total assets..........................     $548,724             $498,003
                                               ========             ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
   Non-interest bearing demand............     $ 57,815             $ 39,969
   Savings................................      144,472              137,835
   Time certificates......................      205,061              207,633
                                               --------             --------
    Total deposits........................      407,348              385,437
  Securities sold under
    agreements to repurchase..............       36,189               14,581
  Other borrowed funds....................       60,855               56,355
  Liability relating to ESOP..............           --                  118
  Accrued interest payable................        1,431                1,517
  Other liabilities.......................        3,600                3,227
                                               --------             --------
    Total liabilities.....................      509,423              461,235
                                               --------             --------
Stockholders' equity:
  Preferred stock, $1.00 par value per
   share; 1,000,000 shares authorized,
   none issued............................           --                   --
  Common stock, $1.00 par value per
   share; 4,500,000 shares authorized;
   issued and outstanding 2,438,873 at
   September 30, 1996 and 2,382,849 at
   December 31, 1995......................        2,439                2,383
  Additional paid-in capital..............       22,267               21,784
  Retained earnings ......................       14,977               12,299
                                               --------             --------
                                                 39,683               36,466
  Unrealized net gains (losses) on                 (224)                 578
   securities available for sale, net.....
  Unearned compensation expense--ESOP.....           --                 (118)
  Treasury stock (at cost) --9,655
   shares at September 30, 1996 and
   December 31, 1995......................         (158)                (158)
                                               --------             --------
    Total stockholders' equity............       39,301               36,768
                                               --------             --------
    Total liabilities and stockholders'
      equity..............................     $548,724             $498,003
                                               ========             ========

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES

                                                         NINE MONTHS
                                                    ENDED  SEPTEMBER 30,
                                                    ---------------------
                                                      1996        1995
                                                    ---------  ----------
                                                       (In Thousands)
                                                         (Unaudited)
Cash flows from operating activities:
 Net income.......................................  $  3,665   $   3,300
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Provision for possible loan losses..............       875         675
  Depreciation and amortization...................     1,168       1,412
  Gains on sales of investment securities, net....      (471)       (118)
  Gains on sales of premises and equipment........        (5)         --
  Net (gains) losses on sales and loss provisions
   on real estate acquired by foreclosure.........        (2)        (92)
  Mortgage loans originated for sale..............   (43,614)    (30,288)
  Mortgage loans sold.............................    42,674      29,559
  (Increase) decrease in other assets.............     2,357      (2,822)
  Increase (decrease) in other liabilities........       287        (713)
                                                    --------   ---------
   Net cash provided by (used in) operating
   activities.....................................     6,934         913
                                                    --------   ---------
Cash flows from investing activities:
 Proceeds from sales of securities available
  for sale........................................    39,539      17,963
 Proceeds from sales of securities held
  to maturity.....................................     1,005          --
 Proceeds from maturities and principal payments
  to securities held to maturity..................    19,906       6,008
 Proceeds from maturities and principal payments
  of securities available for sale................    30,791      10,169
 Purchase of securities held to maturity..........    (8,877)    (17,162)
 Purchase of securities available for sale........   (81,413)    (23,679)
 Purchase of FHLB stock...........................      (160)     (1,623)
 Net increase in loans............................   (50,173)    (52,228)
 Proceeds from sales of automobile loans..........     4,069      18,933
 Proceeds from disposition of real estate
  acquired by foreclosure.........................       540       1,059
 Proceeds from sales of premises and equipment....        16          --
 Additions to premises and equipment..............    (2,444)     (1,090)
 Cash paid for mortgage servicing rights..........        --      (2,208)
                                                    --------   ---------
   Net cash used in investing activities..........   (47,201)    (43,858)
                                                    --------   ---------
Cash flows from financing activities:
 Net increase (decrease) in time certificates
  of deposit......................................    (2,572)     23,989
 Net increase (decrease) in demand, NOW, savings
  and money market deposit accounts...............    24,483        (339)
 Proceeds from borrowings.........................   112,429     177,797
 Repayments of borrowings.........................   (86,321)   (144,472)
 Repayments of liability relating to ESOP.........      (118)       (118)
 Proceeds from issuance of common stock...........       539         114
 Purchase of treasury stock.......................        --        (395)
 Dividends paid on common stock...................      (987)       (741)
                                                    --------   ---------
   Net cash provided by  financing activities......   47,453      55,835
                                                    --------   ---------
  Net increase (decrease) in cash and
   cash equivalents...............................     7,186      12,890
Cash and cash equivalents at beginning of period..    31,193      15,410
                                                    --------   ---------
Cash and cash equivalents at end of period........  $ 38,379   $  28,300
                                                    ========   =========
Supplemental cash flow information:
  Cash paid for:
   Income taxes, net..............................  $  1,117   $     991
   Interest.......................................    14,809      13,631
Supplemental schedule of non-cash activities:
  Securities transferred from available for sale
   to held to maturity............................  $  5,730   $      --
  Mortgage loans securitized during the period....    10,698       5,551
  Loans transferred to real estate acquired by
   foreclosure....................................       508         602
  Change in net unrealized gains (losses) on
   securities available for sale, net.............      (802)      1,685

          See accompanying notes to consolidated financial statements.

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                          September 30, 1996 and 1995

1.  Basis of Presentation
    ---------------------

The unaudited consolidated financial statements of Community Bankshares, Inc. and its wholly owned subsidiaries ("the Company"), Concord Savings Bank ("Concord"), Concord's wholly owned subsidiary, Bancredit Corporation ("Bancredit"), and Centerpoint Bank ("Centerpoint"), presented herein should be read in conjunction with the supplemental consolidated financial statements of Community Bankshares, Inc. and subsidiaries as of and for the year ended December 31, 1995. In the opinion of management, the unaudited financial statements reflect all normal recurring adjustments which are necessary for a fair presentation. Interim results are not necessarily indicative of results to be expected for the entire year.

2.  Earnings Per Share
    ------------------

Earnings per share for the periods presented are based on the weighted average number of common and common equivalent shares outstanding during each period.

3.  Acquisition Consummation
    -------------------------

On March 20, 1996, the Company completed its acquisition of Centerpoint Bank through the issuance of 657,587 shares of common stock. The acquisition was accounted for as a pooling-of-interests and, accordingly, the accounts and results of operations of Centerpoint have been combined with that of the Company for all periods presented. The separate results of operations of the Company and Centerpoint for the periods ended September 30, 1995 are presented below:

                                              Three Months                        Nine Months
                                        Ended September 30, 1995            Ended September 30, 1995
                                 ------------------------------------------------------------------------
                                    Community                           Community
                                   Bankshares,  Centerpoint            Bankshares,  Centerpoint
                                      Inc.         Bank      Combined     Inc.         Bank      Combined
                                 ------------------------------------------------------------------------
                                          (Dollars in Thousands Except Per Share Data, Unaudited)
Interest income                         $8,055       $1,797    $9,852      $23,292       $4,822   $28,114
Net income                                 846          292     1,138        2,588          712     3,300
Earnings per common
    and common equivalent share         $ 0.47       $ 0.48    $ 0.46      $  1.44       $ 1.19   $  1.35



4.  Accounting Change
    -----------------

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) FAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes a fair-value-based method of accounting for stock-based compensation plans under which compensation cost is measured at the grant date based on the value of the award and is recognized over the service period. However, the statement allows a company to continue to measure compensation cost for such plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Under APB Opinion No. 25, no compensation cost is recorded if, at the grant date, the exercise price of options granted is equal to the fair market value of the Company's stock. The Company has elected to continue to follow the accounting method under APB Opinion No. 25. SFAS No. 123 requires companies that elect to continue to follow the accounting in APB Opinion No. 25 to disclose in the notes to their financial statements pro forma net income and earnings per share as if the fair-value-based method of accounting had been applied. Based on activity for the three and nine months ended September 30, 1996, net income and earnings per share would not have been materially affected had the accounting method under SFAS No. 123 been applied.

5.  Recent Accounting Developments
    ------------------------------

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS
-------------

FINANCIAL CONDITION
-------------------

On March 20, 1996, the Company completed its acquisition of Centerpoint Bank through the issuance of 657,587 shares of common stock. The acquisition was accounted for as a pooling-of-interests and, accordingly, the accounts and results of operations for Centerpoint have been combined with that of the Company for all periods presented.

At September 30, 1996, total assets amounted to $548,724,000, an increase of $50,721,000, or 10.2%, from $498,003,000 at December 31, 1995. This growth in assets was primarily in loans, investment securities and interest bearing deposits in other banks and was funded primarily with an increase in deposits, securities sold under agreements to repurchase and other borrowed funds.

Total loans increased by $34,393,000, or 10.5%, from $327,014,000 at December 31, 1995 to $361,407,000 at September 30, 1996. Since December 31, 1995, the
Company has experienced growth in commercial, residential mortgage and consumer loans by approximately $14 million, $2 million and $19 million, respectively. The commercial loan growth was primarily to small businesses in the manufacturing, retail, service industries and to professional associations. The growth in residential mortgage loans was primarily in 15-year fixed rate mortgages which resulted from a limited, special promotion offered by the Company during the first quarter of 1996 which were originated for the Company's portfolio. Additionally, the Company has experienced growth in its adjustable rate mortgage loan product. During the third quarter of 1996, $10,698,000 of residential mortgage loans were securitized and transferred from loans to securities available for sale. The growth in consumer loans was primarily in indirect automobile loans which resulted from competitive pricing to dealers located throughout the State of New Hampshire.

Total investment securities amounted to $123,311,000, or 22.5% of total assets, at September 30, 1996 compared to $114,936,000, or 23.1% of total assets, at December 31, 1995. At September 30, 1996, securities available for sale amounted to $82,000,000, or 66.5% of total investment securities. Securities held to maturity amounted to $41,311,000 and represented 33.5% of total investment securities. During the third quarter of 1996, $10,698,000 of residential mortgage loans were securitized and transferred from loans to securities available for sale. Of this amount, $5,500,000 was sold realizing a
loss on sale of $10,000.   In June 1996,  the Company transferred $5,730,000 of
securities classified as available for sale to held to maturity. At the time of reclassification, there was $252,000 in unrealized losses relating to the securities transferred. The investment portfolio consists primarily of U.S. Treasury and Agency securities, mortgage-backed securities guaranteed by the Federal Home Loan Mortgage Corporation (FHLMC) and the Federal National Mortgage Association (FNMA), and to a lesser extent other mortgage-backed securities, corporate bonds, municipal investments and marketable equity securities.

Total deposits increased by $21,911,000 since December 31, 1995 to $407,348,000 at September 30, 1996. Since December 31, 1995, deposit growth was primarily in non-interest bearing deposits and savings deposits which increased by
$17,846,000 and $6,637,000, respectively.   Growth in these two categories more
than offset the decline in time deposits which decreased by $2,572,000 during the same period. On September 30, 1996, approximately $7,000,000 of overnight funds were deposited at Centerpoint inflating the non-interest bearing balances. The remaining increase in non-interest bearing deposits resulted from the Company's continued growth in small commercial business relationships.

Funding loan growth was the primary reason for the increase in borrowed funds of $26,108,000 since December 31, 1995. The Company's borrowed funds consist primarily of Federal Home Loan Bank (FHLB) advances and, to a lesser extent, repurchase agreements.

At September 30, 1996, the Company's stockholders' equity totaled $39,301,000, resulting in an equity-to-assets ratio of 7.16%, a Tier 1 leverage ratio of 7.28% and a total risk-based capital ratio of 11.91%. The Company's capital ratios exceed all published regulatory minimums. For further information on the capital ratios of the Company and of Concord and Centerpoint, see the "Liquidity and Capital Resources" section below.

Due to market conditions the Company's unrealized net gains (losses) on securities available for sale, recorded net of applicable taxes as a component of stockholders' equity, declined from an unrealized net gain of $578,000 at December 31, 1995 to an unrealized net loss of $224,000 at September 30, 1996. Changes in the market values of securities available for sale are reflected in the Company's balance sheet as increases or decreases in stockholders' equity.

RISK ELEMENTS
-------------

At September 30, 1996, total non-performing assets amounted to $2,047,000, or 0.37% of total assets compared to $2,523,000, or 0.51%, at December 31, 1995. The decrease of $476,000 since December 31, 1995 was due to sales and resolutions of non-performing assets exceeding new non-performing loans.

Non-performing assets consist of non-performing loans, non-accrual loans (including impaired loans), restructured loans, and property or other assets which have been acquired by foreclosure or repossession. Non-performing loans decreased to $1,283,000 or by 21% at September 30, 1996 from $1,624,000 at December 31, 1995. Foreclosed property and repossessed autos and mobile homes decreased to $764,000 at September 30, 1996 from $899,000 at December 31, 1995. At September 30, 1996, impaired loans, which are included in nonaccrual loans in the table below, amounted to $483,000 as compared to $819,000 at December 31, 1995.

The following table summarizes non-performing assets and loans delinquent 90 days or more and still accruing at the dates indicated.

                                          SEPTEMBER 30,   DECEMBER 31,   SEPTEMBER 30,
                                          --------------  -------------  --------------
                                               1996           1995            1995
                                          --------------  -------------  --------------
                                                         (In Thousands)
Non-accrual loans.......................         $1,283         $1,624          $2,049
Restructured loans......................             --             --              --
                                                 ------         ------          ------
  Total non-performing loans............          1,283          1,624           2,049
                                                 ------         ------          ------
Real estate acquired by foreclosure.....            536            566             893
Other assets acquired...................            228            333             441
                                                 ------         ------          ------
  Total assets acquired toward
    satisfaction of debt................            764            899           1,334
                                                 ------         ------          ------
Total non-performing assets.............          2,047          2,523           3,383
Loans delinquent 90 days or more and
 still accruing.........................             35             69             375
                                                 ------         ------          ------
  Total non-performing assets and loans
    delinquent 90 days or more and still
    accruing.............................        $2,082         $2,592          $3,758
                                                 ======         ======          ======
  Total non-performing assets as a
    percentage of total loans and assets
    acquired toward satisfaction of debt.          0.57%          0.77%           1.04%


The Company's provision for possible loan losses amounted to $300,000 and $875,000, respectively, for the quarter and nine months ended September 30, 1996, bringing the allowance to $3,725,000 after net charge-offs of $179,000 and $817,000, respectively for the quarter and nine months ended September 30, 1996. At September 30, 1996, the allowance for possible loan losses represented 1.03% of total loans in comparison to 1.12% of total loans at December 31, 1995. At September 30, 1996, the allowance for possible loan losses represented 290.3% of non-performing loans of $1,283,000 versus 225.8% of non-performing loans of $1,624,000 at December 31, 1995.

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


           RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
           ---------------------------------------------------------
                          SEPTEMBER 30, 1996 AND 1995
                          ---------------------------


RESULTS OF OPERATIONS
---------------------

The Company earned net income of $1,261,000, or $0.51 per share, for the quarter ended September 30, 1996, and $3,665,000, or $1.48 per share, for the nine months then ended. Comparable amounts for the quarter and nine months ended September 30, 1995 equaled $1,138,000, or $0.46 per share, and $3,300,000, or
$1.35 per share.   On March 20, 1996, the Company completed its acquisition of
Centerpoint Bank through the issuance of 657,587 shares of common stock. The acquisition was accounted for as a pooling-of-interests and, accordingly, the accounts and results of operations for Centerpoint have been combined with that of the Company for all periods presented.

AVERAGE BALANCE SHEETS AND NET INTEREST AND DIVIDEND INCOME
-----------------------------------------------------------

The following table sets forth certain information relating to the Company's summarized average balance sheets, including interest-earning assets, interest-bearing liabilities and net interest income on a fully tax-equivalent basis for the three month periods indicated:

                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                       1996                            1995
                                          ------------------------------  ------------------------------
                                           AVERAGE               YIELD/    AVERAGE               YIELD/
                                           BALANCE    INTEREST  RATE (5)   BALANCE    INTEREST  RATE (5)
                                          ----------  --------  --------  ----------  --------  --------
                                                             (DOLLARS IN THOUSANDS)
Assets:
Interest-earning assets:
 Loans(1)...............................   $365,671    $ 8,425     9.22%   $330,341     $7,594     9.20%
 Investments(2).........................    141,772      2,170     6.12     143,152      2,272     6.35
                                           --------    -------             --------     ------
         Total interest-earning assets..    507,443     10,595     8.35     473,493      9,866     8.33
                                                       -------                          ------
Non interest-earning assets.............     36,188                          31,358
Allowance for possible loan losses......     (3,674)                         (3,518)
                                           --------                        --------
         Total assets...................   $539,957                        $501,333
                                           ========                        ========
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
    Deposits............................    350,299      3,745     4.28     343,280      3,800     4.43
    Borrowed funds......................     97,691      1,299     5.32      83,463      1,233     5.91
                                           --------    -------             --------     ------
 Total interest-bearing liabilities.....    447,990      5,044     4.50     426,743      5,033     4.72
                                            -------                         -------
Non interest-bearing demand deposits....     47,172                          34,697
Other liabilities.......................      6,282                           4,474
                                           --------                        --------
 Total liabilities......................    501,444                         465,914
Stockholders' equity....................     38,513                          35,419
                                           --------                        --------
 Total liabilities and stockholders'
    equity..............................   $539,957   --------             $501,333   --------
                                           ========                        ========
Net interest income/interest rate
 spread(3)..............................                $5,551     3.85%                $4,833     3.61%
                                                       =======     ====                 ======     ====
Net interest margin(4)..................                           4.38%                           4.08%
                                                                   ====                            ====

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

The following table sets forth certain information relating to the Company's summarized average balance sheets, including interest-earning assets, interest-bearing liabilities and net interest income on a fully tax-equivalent basis for the nine month periods indicated:




                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                       1996                            1995
                                          ------------------------------  ------------------------------
                                           AVERAGE               YIELD/    AVERAGE               YIELD/
                                           BALANCE    INTEREST  RATE (5)   BALANCE    INTEREST  RATE (5)
                                          ----------  --------  --------  ----------  --------  --------
                                                             (DOLLARS IN THOUSANDS)
Assets:
Interest-earning assets:
 Loans(1)...........................       $351,169    $24,153     9.17%   $322,657    $21,860     9.03%
 Investments (2)....................        137,135      6,343     6.17     132,583      6,288     6.32
                                           --------    -------             --------    -------
   Total interest-earning assets....        488,304     30,496     8.33     455,240     28,148     8.24
                                                       -------                         -------
Non interest-earning assets.........         35,350                          28,261
Allowance for possible loan losses..         (3,676)                         (3,554)
                                           --------                        --------
   Total assets.....................       $519,978                        $479,947
                                           ========                        ========
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
 Deposits...............................    346,545     11,170     4.30     337,921     10,680     4.21
 Borrowed funds.........................     87,260      3,553     5.43      73,087      3,276     5.98
                                           --------    -------             --------    -------
   Total interest-bearing liabilities...    433,805     14,723     4.53     411,008     13,956     4.53
                                                       -------                         -------
Non interest-bearing demand deposits ...     42,586                          31,101
Other liabilities.......................      5,610                           3,718
                                           --------                        --------
   Total liabilities....................    482,001                         445,827
Stockholders' equity....................     37,977                          34,120
                                           --------                        --------
   Total liabilities and stockholders'
    equity..............................   $519,978                        $479,947
                                           ========                        ========
Net interest income/interest rate
  spread(3)............................                $15,773      3.80%              $14,192     3.71%
                                                       =======      ====               =======     ====
Net interest margin(4).................                             4.31%                          4.16%
                                                                    ====                           ====

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

RATE/VOLUME ANALYSIS
--------------------

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

                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                       SEPTEMBER 30, 1996 VS. 1995    SEPTEMBER 30, 1996 VS. 1995
                                      ------------------------------  ----------------------------
                                           INCREASE (DECREASE)            INCREASE (DECREASE)
                                      ------------------------------  ----------------------------
                                       DUE TO     DUE TO               DUE TO    DUE TO
                                       VOLUME      RATE      TOTAL     VOLUME     RATE     TOTAL
                                      ---------  ---------  --------  --------  --------  --------
                                                             (IN THOUSANDS)
Interest and dividend income:
  Loans.............................      $814      $  17     $ 831     $1,957    $ 336     $2,293
  Investments.......................       (22)       (80)     (102)       213     (158)        55
                                          ----      -----     -----     ------    -----     ------
Total interest and dividend income..       792        (63)      729      2,170      178      2,348
                                          ----      -----     -----     ------    -----     ------
Interest expense:
  Deposits..........................        77       (132)      (55)       276      214        490
  Borrowed funds....................       197       (131)       66        596     (319)       277
                                          ----      -----     -----     ------    -----     ------
Total interest expense..............       274       (263)       11        872     (105)       767
                                          ----      -----     -----     ------    -----     ------
Net interest and dividend income....      $518      $ 200     $ 718     $1,298    $ 283     $1,581
                                          ====      =====     =====     ======    =====     ======

INTEREST INCOME
---------------

Total interest and dividend income, on a fully tax-equivalent basis, increased by $729,000 and $2,348,000, respectively, for the quarter and nine months ended September 30, 1996 over amounts earned for the same periods of the prior year. These increases were primarily due to an increase in average loans outstanding and, to a lesser extent, to an increase in yield. The average balance of loans outstanding for the quarter and nine months ended September 30, 1996 increased by $35,330,000 and $28,512,000, respectively from the same periods of the previous year, resulting in an increase of interest and fee income on loans due to volume of $814,000 and $1,957,000 respectively.

INTEREST EXPENSE
----------------

Interest expense on deposits for the quarter ended September 30, 1996 as compared with the same period of the prior year decreased by $55,000. This decline resulted primarily from a decline in interest rates paid on time certificates of deposit. The average yield on interest bearing deposits for the quarter ended September 30, 1996 was 4.28% compared to 4.43% for the quarter ended September 30, 1995 resulting in a decline in interest expense due to rate of $132,000. Partially offsetting this decline is an increase in average volumes of $7,019,000 resulting in an increase in interest expense of $77,000. Interest expense on deposits for the nine months ended September 30, 1996 increased $490,000 over amounts paid for the same period of the prior year due to the combination of growth in the average balance of interest bearing deposits of $8,624,000 and an increase in rates paid on such deposits.

The Company used borrowed funds as a funding alternative for loan growth which resulted in increased average outstanding borrowings of $14,228,000 and $14,173,000, respectively, for the quarter and nine months ended September 30, 1996. This utilization of borrowed funds resulted in an increase in interest expense of $66,000 and $277,000 for the quarter and nine months ended September
30, 1996 over the comparable periods of the prior year.      For the three
months ended September 30, 1996, the average interest rate was 5.32% as compared with 5.91% at September 30, 1995 resulting in a reduction in interest expense on borrowings due to rates of $131,000. For the nine months ended September 30, 1996, the average interest rate paid was 5.43% compared to 5.98% at September 30, 1995 resulting in a reduction in interest expense on borrowings due to rates of $319,000.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

The Company made a provision of $300,000 and $875,000, respectively, for the three and nine months ended September 30, 1996 into the allowance for possible loan losses compared to $250,000 and $675,000, respectively, for the comparable periods of the prior year. Net loan charge-offs for the current quarter and nine month period equaled $179,000 and $817,000, respectively, as compared to $158,000 and $576,000, respectively, for the same periods of the prior year. The current year's loan charge-offs were previously provided for in the allowance for possible loan losses. The increase in the provision for loan losses was primarily due to loan growth.

NON-INTEREST INCOME
-------------------

Non-interest income for the quarter and nine months ended September 30, 1996 increased by $141,000 and $753,000, respectively, from the same periods of last year.

Increased transaction activity and numbers of accounts were the primary reasons for the growth of $46,000 and $119,000, respectively, in deposit account fees for the quarter and nine months ended September 30, 1996 when compared to the same periods of the prior year. The Company also revised its deposit account fee schedule during December 1995.

Favorable market conditions during the quarter and nine months ended September 30, 1996 allowed the Company to record $122,000 and $471,000, respectively, in security gains as compared to $0 and $118,000, respectively, during the same periods of the prior year.

Gains on the sale of loans decreased by $42,000 for the quarter ended September 30, 1996 as compared with the quarter ended September 30, 1995. This decline resulted primarily from SBA and consumer loan sales that occurred in the third quarter of 1995. No such sales occurred in the third quarter of 1996. For the nine months ended September 30, 1996, the Company recorded $622,000 in loan sale gains as compared to $480,000 for the nine months ended September 30, 1995. This increase resulted primarily from an increase in mortgage loans originated for sale into the secondary market.

Loan servicing income decreased by $15,000 for the quarter ended September 30, 1996 as compared with the quarter ended September 30, 1995. This decrease resulted primarily from accelerated amortization of mortgage servicing rights. For the nine months ended September 30, 1996, the Company recorded loan servicing income of $592,000 as compared to $470,000 for the comparable period in 1995. This increase was primarily due to income related to the Company's purchase of mortgage servicing rights which were transferred to the Company during August, 1995.

NON-INTEREST EXPENSE
--------------------

Non-interest expense for the quarter and nine months ended September 30, 1996 increased by $566,000 and $1,358,000, respectively, over the same periods of the prior year. The increase in non-interest expense was primarily due to continued investments made by the Company to expand its business lines and product distribution system, increased marketing, and normal increases related to salaries and benefits and other operating expenses. Within the past year the Company has opened offices in Tilton and Portsmouth, New Hampshire, opened new remote automated cash dispensing machines at 16 of the Walmart and Sam's Club stores in New Hampshire and expanded its commercial and indirect consumer lending capacity. The Company is planning to open another office in Hooksett, New Hampshire before the end of the year. Also included in non-interest expense for the nine months ended September 30, 1996 was some necessary duplicate costs resulting from the Centerpoint acquisition. These costs are expected to be eliminated in future periods.

Offsetting a portion of the increase in non-interest expense was a reduction in FDIC deposit insurance premiums of $386,000 for the nine months ended September 30, 1996 versus the same period of the prior year. This reduction was due to substantially lower premiums that the FDIC charges banks to insure deposits which became effective June 1, 1995. The premiums were lowered after the Bank Insurance Fund (BIF) met its Congressionally mandated level during the month of May 1995. The Company's subsidiary banks are currently subject to the minimum premium level.

INCOME TAXES
------------

Income tax expense for the quarters ended September 30, 1996 and 1995 amounted to $713,000 and $603,000, respectively. Income tax expense for the nine months ended September 30, 1996 and 1995 amounted to $2,041,000 and $1,651,000, respectively. The effective tax rate for 1996 was 36% compared to 33% in 1995. The lower effective tax rate for the prior year was primarily the result of the Company reducing its valuation reserve on its deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity is a measure of the Company's ability to meet its cash needs at a reasonable cost. Cash needs arise primarily as a result of funding lending opportunities, the maturity of liabilities such as borrowings and the withdrawal of deposits. Asset liquidity is achieved through the management of earning asset maturities, loan amortization, deposit growth, securities available for sale and access to borrowed funds. As members, Concord and Centerpoint may borrow from the Federal Home Loan Bank of Boston on a secured basis. Borrowing usually requires the pledging of a bank's FHLB stock as well as certain residential mortgage loans and investment securities. At September 30, 1996, the Company's sources of liquidity included $82 million of investment securities classified as "available for sale" and unused available borrowing capacity of approximately $66 million at the Federal Home Loan Bank of Boston.

The Company's primary sources of liquidity are dividends from its subsidiary banks and its cash balances. Dividends paid from the banks to the Company are limited to the extent necessary for the banks to comply with regulatory capital guidelines.

The deposits of Concord and Centerpoint are insured by the Federal Deposit Insurance Corporation which issues and enforces regulations designed to protect the safety and soundness of insured institutions. At September 30, 1996, the Company had equity capital of $39,301,000, resulting in an equity-to-assets ratio of 7.16% and a Tier 1 leverage ratio of 7.28%. Stockholders' equity was reduced by $224,000 of net tax-effected unrealized security losses relative to investment securities classified as available for sale.

The following table summarizes the Company's regulatory capital ratios as of September 30, 1996.

                       REQUIRED      ACTUAL
                      REGULATORY   REGULATORY
                         RATIO        RATIO
                      -----------  -----------

Leverage............  4.00%-5.00%        7.28%
Risk-based:
  Tier 1............     4.00           10.88
  Total risk-based..     8.00           11.91

The following table summarizes Concord's regulatory capital ratios as of September 30, 1996.

                       REQUIRED       ACTUAL
                      REGULATORY    REGULATORY
                         RATIO        RATIO
                      -----------  -----------

Leverage............  4.00%-5.00%        6.93%
Risk-based:
  Tier 1............     4.00           10.29
  Total risk-based..     8.00           11.28

The following table summarizes Centerpoint's regulatory capital ratios as of September 30, 1996.

                       REQUIRED      ACTUAL
                      REGULATORY   REGULATORY
                         RATIO        RATIO
                      -----------  -----------

Leverage............  4.00%-5.00%        6.80%
Risk-based:
  Tier 1............     4.00            9.32
  Total risk-based..     8.00           10.36


                          PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS
         -----------------
The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business. Management believes that the resolution of these matters will not materially affect the business or the consolidated financial condition or results of operations of the Company and its subsidiaries.


ITEM 2 - CHANGES IN SECURITIES
         ---------------------
         Not applicable


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
         Not applicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         Not applicable


ITEM 5 - OTHER INFORMATION
         -----------------
         Not applicable


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
         (a) Exhibits



Exhibit
Number          Description of Exhibit                     Method of Filing
-------         ----------------------------------         --------------------------------------------
 3.1            Restated Articles of Incorporation         Incorporated by reference to Exhibit 3.1B to
                of Community Bankshares, Inc.              Amendment No. 1 to Registration Statement on
                                                           Form  S-1 (File No. 33-00125) the
                                                           "Registration Statement")

 3.1(a)         Statement of Resolution establishing       Incorporated by reference to Exhibit 3.1(a) to
                series of shares of Community              Annual Report on Form 10-K for the year ended
                Bankshares, Inc. dated October 27, 1989    June 30, 1991

 3.1(b)         Articles of Amendment to the Restated      Incorporated by reference to Exhibit 3.1 (b) to
                Articles of Incorporation of               Quarterly Report on Form 10-Q for the quarter
                Community Bankshares, Inc.                 ended March 31, 1996

 3.2            By-laws of  Community Bankshares, Inc.     Incorporated by reference to Quarterly Report on
                as currently in effect                     Form 10-Q for the quarter ended September 30, 1995

 4.1            Loan Agreement dated September 22, 1986,   Incorporated by reference to Exhibit 4 to Annual
                between the Savers Bank and the Trustee    Report on Form 10-K for the year ended June 30, 1986
                of the Concord Savings Bank Employees
                Stock Ownership Plan, with related Note
                and Pledge Agreement


 4.2            Amendment to Loan Agreement between        Incorporated by reference to Exhibit 4.2 to
                the Savers Bank and the Trustee of the     Quarterly report on Form 10-Q for quarter ended
                Concord Savings Bank Employee Stock        March 31, 1988
                Ownership Plan, dated January 25, 1988




Exhibit
Number          Description of Exhibit                     Method of Filing
-------         ----------------------------------         --------------------------------------------


 4.3            Rights Agreement between Community         Incorporated by reference to Form 8-A filed
                Bankshares, Inc. and the First             June 30, 1989
                National Bank of Boston

 4.4            Community Bankshares, Inc. Dividend        Incorporated by reference to Form S-3
                Reinvestment and Stock Dividend Plan,      (File No. 33-87956)
                dated December 28, 1994

10.2(a)         Concord Savings Bank 1985 Stock Option     Incorporated by reference to Exhibit 10.2 to
                Plan, as amended *                         Amendment No. 3 to Registration Statement

10.2(b)         Amendment to said Stock Option Plan        Incorporated by reference to Exhibit 10.2(b) to
                adopted August 18, 1987 *                  Annual Report on Form 10-K for year ended
                                                           June 30, 1987

10.3            Concord Savings Bank 1988 Stock Option     Incorporated by reference to Exhibit A to Proxy
                Plan *                                     Statement for Annual Meeting of Stockholders
                                                           held on October 20, 1988

10.4            Executive Supplemental Retirement          Incorporated by reference to Exhibit 10.8 to the
                Agreement with Douglas Crichfield *        Quarterly Report on Form 10-Q for quarter ended
                                                           September 30, 1988

10.5            Form of Severance Benefits Agreement       Incorporated by reference to Exhibit 10.9 to Annual
                with Douglas Crichfield dated              Report on Form 10-K for year ended  June 30, 1989
                August 1, 1988 *

10.5 (a)        Amendment of Form of Severance             Incorporated by reference to Exhibit 10.9(a) to
                Benefits Agreement with Douglas            Annual Report on Form 10-K for year ended
                Crichfield dated April 19, 1989 *          June 30, 1989

10.6            Form of Severance Benefits Agreement       Incorporated by reference to Exhibit 10.10 to Annual
                with Donna L. Bean *                       Report on Form 10-K for year ended June 30, 1989

10.7            Form  of Severance Benefits Agreement      Incorporated by reference to Exhibit 10.11 to Annual
                with Gerald R. Emery *                     Report on Form 10-K for year ended  June 30, 1989

10.7(a)         Amendment of Form of Severance Benefits    Incorporated by reference to Exhibit 10.7(a) to
                Agreement with Gerald R. Emery dated       Annual Report on Form 10-K for year ended
                December 30, 1992 *                        June 30, 1993

10.8            Form of Severance Benefits Agreement       Incorporated by reference to Exhibit 10.12 to Annual
                with David E. Fuller *                     Report on Form 10-K for year ended June 30, 1989

10.9            Form of Severance Benefits Agreement       Incorporated by reference to Exhibit 10.13 to Annual
                with Robert F. Howe*                       Report on Form 10-K for year ended June 30, 1989

10.10           Form of Severance Benefits Agreement       Incorporated by reference to Exhibit 10.11 to Annual
                with Paul M. Ferguson *                    Report on Form 10-K for year ended   June 30, 1991

10.10(a)        Amendment of Form of Severance Agreement   Incorporated by reference to Exhibit 10.11(a) to
                with Paul M. Ferguson dated December       Annual Report on Form 10-K for year ended
                30, 1992 *                                 June 30, 1993



Exhibit
Number          Description of Exhibit                     Method of Filing
-------         ------------------------------------       ---------------------------------------------------
 10.11          Form of Severance Benefits Agreement       Incorporated by reference to Exhibit 10.12 to
                with Charles E. Gorhan *                   Annual Report on Form 10-K for year ended
                                                           June 30, 1991

 10.12          Form of Severance Benefits Agreement       Incorporated by reference to Exhibit 10.13 to Annual
                with Irving S. Felladore *                 Report on Form 10-K for year ended June 30, 1991

 10.13          Form of Severance Benefits Agreement       Incorporated by reference to Exhibit 10.14 to Annual
                with Margaret A.  Flint *                  Report on Form 10-K for year ended June 30, 1991

 10.14          Community Bankshares, Inc. 1992 Stock      Incorporated by reference to Exhibit A to Proxy
                Option Plan *                              Statement for Annual Meeting of Stockholders
                                                           held on October 15, 1992

 10.15          Agreement and Plan of Merger by and        Incorporated by reference to Annex A of the
                between the Company and Centerpoint        Proxy Statement-Prospectus included in Registration
                Bank, dated as of August 28, 1995          Statement on Form S-4 (File No. 33-63443) (the "S-4
                                                           Registration Statement")

 10.16          Employment Agreement between Centerpoint   Incorporated by reference to the S-4 Registration
                Bank and Philip Stone, dated August 29,    Statement
                1995. *

 10.17          Employment Agreement between Centerpoint   Incorporated by reference to the S-4 Registration
                Bank and Lucy T. Gobin, dated August 29,   Statement
                1995 *

 10.18          Employment Agreement between Centerpoint   Incorporated by reference to the S-4 Registration
                Bank and Joseph B. Reilly, dated           Statement
                August 29, 1995 *

 10.19          Centerpoint Bank 1989 Stock Option Plan *  Incorporated by reference to Exhibit 10.20 to
                                                           Transition Report on Form 10-K for the six months
                                                           ended December 31, 1995

 11             Statement re computation of Income per     Filed herewith
                share

 27             Financial Data Schedule                    Filed herewith


                * indicates management contract or compensatory plan

        (b) Reports on Form 8-K


The Company has not filed any reports on Form 8-K during the quarter ended September 30, 1996.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               COMMUNITY BANKSHARES, INC.

Name                         Title                                     Date
----------------------------------------------------------------------------------------

/s/ Douglas Crichfield       President and Chief Executive Officer     November 13, 1996
-----------------------
Douglas Crichfield


/s/ Gerald R. Emery          Treasurer and Chief Financial Officer     November 13, 1996
--------------------
Gerald R. Emery              (Principal Financial and Chief
                             Accounting Officer)

