Form 10-K405
period 1996-12-31
COMMUNITY BANKSHARES INC /NH/
filed 1997-03-31
CIK 776815

                     ANNUAL REPORT PURSUANT TO SECTIONS 13

                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED DECEMBER 31, 1996.

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 0-14620
                                               -------

                          COMMUNITY BANKSHARES, INC.
                          -------------------------
            (Exact name of registrant as specified in its charter)

               New Hampshire                          02-0394439
     -------------------------------      ------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

           43 North Main Street, Concord, New Hampshire        03301
          ------------------------------------------------------------
             (Address of principal executive offices)       (Zip Code)

      Registrant's telephone number, including area code: (603) 224-1100
                                                          --------------
       Securities registered pursuant to Section 12(b) of the Act:  None
                                                                    ----
          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $1.00 par value
                         -----------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997: $53,159,298

Number of shares of Common Stock outstanding as of February 28, 1997: 2,465,237

Part I

ITEM 1.  DESCRIPTION OF BUSINESS

(a)  General development of business

Community Bankshares, Inc. ("Community") is a bank holding company organized in 1985 under New Hampshire statutes to acquire Concord Savings Bank ("Concord") upon Concord's conversion from a mutual savings bank to a guaranty stock savings bank (the "Conversion"). The Conversion was effected on May 8, 1986. Community is regulated by the Federal Reserve Board, and Concord and Centerpoint Bank ("Centerpoint") by the New Hampshire Commissioner of Banks and by the FDIC. Concord and Centerpoint are also members of the Federal Home Loan Bank of Boston ("FHLB").

Effective March 20, 1996, Community acquired Centerpoint in a merger accounted for as a pooling of interests and pursuant to which Community exchanged 657,587 shares of its common shares for 612,849 shares of Centerpoint's outstanding common shares, a ratio of 1.073 shares for 1 share.

On March 24, 1997, Community entered into a definitive agreement with CFX Corporation ("CFX") pursuant to which CFX will acquire Community and its subsidiaries, Concord and Centerpoint. The agreement provides for the merger of Community with CFX, followed by the merger of Concord and Centerpoint with CFX Bank, a wholly owned banking subsidiary of CFX. Under the terms of the agreement, each share of Community Common Stock will be exchanged for 2.2 shares of CFX Common Stock, subject to adjustment in certain circumstances. In connection with the transaction, Community has granted to CFX an option to acquire up to 19.9% of the outstanding shares of Community Common Stock under certain circumstances. The transaction, which is subject to regulatory and shareholder approval by both CFX and Community, is expected to be consummated in the third quarter of 1997.

(b) Financial information about industry segments

Community operates in only one industry segment and only within the United States. During 1996, Community's sole operations were those of Concord and its subsidiaries and Centerpoint.

(c) Description of business

The following description of the business of Community relates to the consolidated operations of Concord and its subsidiaries and Centerpoint unless the context otherwise requires.

General

Effective December 31, 1995, Community changed its fiscal year end from June 30 to December 31. The periods for which the tables are presented reflect this change.

The principal business of Community consists of originating commercial loans, consumer loans and residential mortgage loans on property located primarily in New Hampshire, and attracting deposits to fund these assets. Community also maintains a portion of its assets in investment securities, which are primarily comprised of U.S. Government, federal agency, mortgage-backed securities and other bonds and obligations. As of December 31, 1996, Community had total assets of $550,596,000 with a loan portfolio of $388,484,000, representing 70.6% of total assets.

Community's operations are conducted in Merrimack, Belknap, Rockingham and Hillsborough counties through four offices in Concord, New Hampshire and offices located in Weare, Hooksett, Tilton, Bedford, Manchester, Nashua and Portsmouth, New Hampshire. Residential mortgage loans are originated in many parts of the state as well as the Burlington, Vermont area and York county, Maine and indirect automobile and recreational vehicle loans are originated through dealers located throughout the state.

Funds for Community's lending and investment activities are provided primarily from deposits, amortization and repayment of outstanding loans and mortgage-backed securities, sales of mortgage loans into the secondary market and from borrowings, principally from the FHLB.

Community is primarily a provider of deposit and loan products to individuals, households and small businesses located within its market area. At December 31, 1996, approximately 65% of Community's loans were to individuals and 35% to businesses.

Loan Portfolio

At December 31, 1996, Community's net loan portfolio amounted to $388,484,000 (before allowance for loan losses), representing 70.6% of consolidated assets. The following table shows the composition of Community's portfolio by type of loan.

                                        At December 31,                                  At June 30,
                               -------------------------------  ----------------------------------------------------------------
                                   1996             1995            1995             1994             1993            1992
                               --------  ----   --------  ----  --------   ----  --------   ----  --------  ----  --------  ----
(dollars in thousands)           Amount     %     Amount     %    Amount      %    Amount      %    Amount     %    Amount     %
---------------------------------------  ----   --------  ----  --------   ----  --------   ----  --------  ----  --------  ----
Mortgage loans:
  Residential:
   Conventional............... $ 75,363  19.5   $ 72,516  22.2  $ 68,332   21.3  $ 66,117   25.4  $ 74,025  30.2  $ 61,996  27.1
   FHA and VA.................      490   0.1        535   0.2       595    0.2       814    0.3       857   0.3       837   0.4
   Home equity................   21,325   5.5     17,586   5.4    18,489    5.8    19,925    7.6    22,173   9.0    22,674   9.9
  Construction................   10,452   2.7      7,570   2.3     4,578    1.4     2,557    1.0     3,392   1.4     2,218   1.0
  Commercial..................   87,408  22.6     78,673  24.1    73,368   22.8    56,805   21.8    46,040  18.8    43,958  19.3
                               -------- -----   -------- -----  --------  -----  --------  -----  -------- -----  -------- -----
Total mortgage loans..........  195,038  50.4    176,880  54.2   165,362   51.5   146,218   56.1   146,487  59.7   131,683  57.7
                               -------- -----   -------- -----  --------  -----  --------  -----  -------- -----  -------- -----
Other loans:
  Installment:
   Indirect auto
    & recreational vehicle....  121,151  31.3     92,845  28.4   102,867   32.0    66,748   25.5    60,717  24.8    62,320  27.3
   Mobile home................   10,226   2.6     11,677   3.6    12,427    3.9    14,156    5.4    15,036   6.1    15,884   7.0
   Other......................    6,101   1.6      5,461   1.7     4,760    1.5     3,567    1.4     2,633   1.1     2,224   1.0
  Other consumer..............    5,175   1.3      4,881   1.5     4,631    1.4     6,475    2.5     6,693   2.7     4,363   1.9
  Commercial..................   49,282  12.8     34,447  10.6    31,193    9.7    23,684    9.1    13,737   5.6    11,667   5.1
                               -------- -----   -------- -----  --------  -----  --------  -----  -------- -----  -------- -----
Total other loans.............  191,935  49.6    149,311  45.8   155,878   48.5   114,630   43.9    98,816  40.3    96,458  42.3
                               -------- -----   -------- -----  --------  -----  --------  -----  -------- -----  -------- -----
                                386,973 100.0    326,191 100.0   321,240  100.0   260,848  100.0   245,303 100.0   228,141 100.0
                                        =====            =====            =====            =====           =====           =====
Deferred loan origination
  (fees) costs, net...........    1,511              823             693                7             (158)           (175)
                               --------         --------        --------         --------         --------        --------
                               $388,484         $327,014        $321,933         $260,855         $245,145        $227,966
                               ========         ========        ========         ========         ========        ========
--------------------------------------------------------------------------------------------------------------------------------

For additional information on loans, see Note 3 of Notes to the Consolidated Financial Statements.

Loan Composition.   Community's principal lending activities have historically consisted of the origination of commercial real estate loans and first or second mortgage liens collateralized by residential real estate. Community's mortgage loans are generally collateralized by real estate located in New Hampshire, although it is authorized to make loans on real estate located outside of the state.

At December 31, 1996, approximately 50% of Community's long-term mortgage loans were collateralized by commercial and industrial properties and multi-family dwellings. The remaining 50% were collateralized by one-to-four family residential properties. At December 31, 1996, long-term fixed-rate mortgage loans totaled $16,549,000, or 3% of total assets. Shorter-term fixed, balloon and variable-rate mortgage loans at December 31, 1996 totaled $178,489,000, or 32% of total assets.

Concord and Centerpoint are certified Small Business Administration ("SBA") lenders. At December 31, 1996, SBA loans outstanding totaled $11,713,000, of which the majority were secured by commercial real estate.

Occasionally, Community participates with other lenders in commercial loans collateralized by real estate. At December 31, 1996, Community held $8,731,000 in such loan participations.

Commercial loans, other than those secured by real estate, amounted to $49,282,000 at December 31, 1996. These non-real estate commercial loans primarily consist of loan products designed for small businesses. Such products include SBA loans, Business Manager (an accounts receivable financing vehicle) and Business Express Credit Line.

Community has been an active originator of consumer loans for many years. The majority of Community's consumer loans are fixed-rate loans collateralized by automobiles and are written as installment sales contracts for terms ranging from three to five years. Although it is not actively originating mobile home loans at this time, Community has in the past written variable-rate mobile home loans. At December 31, 1996, the balance outstanding in variable-rate mobile home loans was $10,226,000. Other consumer loans are collateralized by recreational vehicles, boats, passbooks or bank certificates of deposit or are unsecured.

Community originates indirect automobile and recreational vehicle loans through dealers throughout the state of New Hampshire. Indirect loans at December 31, 1996 amounted to $121,151,000. In order to continue serving the market for indirect automobile loans in New Hampshire, generate fee income from servicing these types of loans and manage Community's balance sheet, Community periodically sells automobile loans while retaining the right to service these loans. At December 31, 1996, Community serviced $17,152,000 of indirect automobile loans for others.

Community offers home equity lines of credit, a revolving credit line secured by a first or second mortgage lien on residential real estate generally located within New Hampshire. At December 31, 1996, home equity lines of credit totaled $44,059,000, with an outstanding balance of $21,325,000.

Community originates fixed-rate residential mortgages primarily for sale to investors in the secondary mortgage market. Variable-rate mortgages may be sold to investors or retained in Community's loan portfolio. Community continues to service a large portion of the loans that it sells into the secondary market in order to maintain customer relationships and generate non-interest income through mortgage servicing fees. At December 31, 1996, residential mortgage loans serviced for others amounted to $350,958,000.

Contractual Loan Maturities.   The following table sets forth the December 31,
1996 contractual loan maturities for Community and amounts due after one year, classified according to the sensitivity to changes in interest rates.

                                           Within  From 1 to     After
(in thousands)                             1 Year    5 Years   5 Years     Total
--------------------------------------------------------------------------------
Mortgage loans:
   Residential.......................... $    961   $  8,622  $ 87,595  $ 97,178
   Construction.........................    7,296      2,944       212    10,452
   Commercial...........................   11,426     19,417    56,565    87,408
                                         --------   --------  --------  --------
     Total mortgage loans...............   19,683     30,983   144,372   195,038
Other loans:
   Installment and consumer.............    6,539    116,867    19,247   142,653
   Commercial...........................   16,866     19,927    12,489    49,282
                                         --------   --------  --------  --------
     Total other loans..................   23,405    136,794    31,736   191,935
                                         --------   --------  --------  --------
     Total loans, excluding deferred
      loan origination costs, net....... $ 43,088   $167,777  $176,108  $386,973
                                         ========   ========  ========  ========
Loans maturing after one year with:
 Fixed interest rates:
   Commercial...........................            $  2,892  $  1,918  $  4,810
   All other............................             116,968    21,828   138,796
                                                    --------  --------  --------
     Total..............................             119,860    23,746   143,606
 Variable interest rates:
   Construction.........................               2,944       212     3,156
   Commercial...........................              36,452    67,137   103,589
   All other............................               8,521    85,013    93,534
                                                    --------  --------  --------
     Total..............................              47,917   152,362   200,279
                                                    --------  --------  --------
     Total loans maturing after one year            $167,777  $176,108  $343,885
                                                    ========  ========  ========
--------------------------------------------------------------------------------

Delinquent Loans and Real Estate Acquired by Foreclosure. Accrual of interest income on loans and amortization of net deferred fees are discontinued when loan payments are 90 days or more past due or earlier when concern exists as to the ultimate collection of principal or interest. When loans are placed on non-accrual status, the interest receivable on the loan is reversed against interest income of the current period. Non-performing loans are generally not returned to performing status until the obligation is brought current, the loan becomes well-secured and in the process of collection and, in either case, when concern no longer exists as to the collectibility of principal or interest. Interest received on non-accruing loans is either applied against principal or reported as income according to management's judgment as to the collectibility of principal. Income received on impaired loans is recognized in income similar to non-accrual loans. Community uses a formal procedure for notifying borrowers of payments contractually past due and for the assessment of late charges. Community works with delinquent borrowers to seek a satisfactory repayment schedule, but will undertake foreclosure or repossession proceedings as appropriate to recover the amount owed. At December 31, 1996, real estate acquired by foreclosure totaled $738,000. Such properties are carried at the lower of cost or fair value minus costs to sell. For further information, see
Note 1 of Notes to Consolidated Financial Statements.

The table below shows loans on non-accrual status, restructured loans, real estate acquired by foreclosure or substantively repossessed and other repossessed assets.



                                                               December 31,                       June 30,
                                                           -----------------     ---------------------------------------
(dollars in thousands)                                       1996       1995       1995       1994       1993       1992
-----------------------------------------------------------------     ------     ------     ------     ------    -------
Non-accrual loans......................................... $1,392     $1,630     $1,926     $  816     $3,117    $ 3,681
Restructured loans........................................     --         --         --        228        202      2,084
                                                           ------     ------     ------     ------     ------    -------
   Total non-performing loans.............................  1,392      1,630      1,926      1,044      3,319      5,765
                                                           ------     ------     ------     ------     ------    -------
Real estate acquired by foreclosure.......................    738        566      1,134        836      2,568      6,725
Other assets acquired.....................................    288        333        368        242        258        420
                                                           ------     ------     ------     ------     ------    -------
   Total assets acquired toward
    satisfaction of debt..................................  1,026        899      1,502      1,078      2,826      7,145
                                                           ------     ------     ------     ------     ------    -------
Total non-performing assets...............................  2,418      2,529      3,428      2,122      6,145     12,910
Loans delinquent 90 days or
  more and still accruing.................................    169         69         --        187         16          1
                                                           ------     ------     ------     ------     ------    -------
   Total non-performing assets and loans
    delinquent 90 days or more and still
    accruing.............................................. $2,587     $2,598     $3,428     $2,309     $6,161    $12,911
                                                           ======     ======     ======     ======     ======    =======
   Total non-performing assets as a percent
    of total loans and assets acquired toward
    satisfaction of debt..................................   0.62%      0.77%      1.06%      0.81%      2.48%      5.49%
                                                           ======     ======     ======     ======     ======    =======
------------------------------------------------------------------------------------------------------------------------

At December 31, 1996 and 1995, total impaired loans were $505,000 and $819,000, respectively. For additional information on impaired loans, see Note 3 of Notes to the Consolidated Financial Statements.

Since June 30, 1992, Community has made progress toward resolving its non-performing assets. Community made substantial reductions in non-performing assets during fiscal years 1993 and 1994. At June 30, 1993, non-performing assets totaled $6,145,000 as compared to $12,910,000 at June 30, 1992, a decrease of 52.4%. The decrease in restructured loans during fiscal 1993 was primarily due to one commercial credit that returned to a performing status after complying with its restructured terms for more than a year. In addition, real estate acquired by foreclosure decreased by $4,157,000. At June 30, 1994 non-performing assets totaled $2,122,000 as compared to $6,145,000 at June 30, 1993, a decrease of 65.5%. This reduction was the result of amortization, payoffs, sales and charge-offs exceeding additions to non-performing assets.

At December 31, 1996, Community had two residential mortgage loans that were delinquent 90 days or more and still accruing. Management has reviewed the circumstances of these loans and concluded that non-accrual status is unwarranted because the loans' collateral is sufficient to cover principal and accrued interest and the loans are in process of collection.

Excluded from the above table are $778,000 in substandard loans which were on accrual status at December 31, 1996. In addition, there are no known loan concentrations in excess of 10% of total loans.

See "MANAGEMENT'S DISCUSSION AND ANALYSIS--Asset Quality," "--Risk Characteristics of the Loan Portfolio" and Notes 1, 3 and 6 of Notes to the Consolidated Financial Statements.

Summary of Loan Loss Experience. Community maintains an allowance for losses on loans. The provision for loan losses is based on management's assessment of the adequacy of the allowance for loan losses after considering known and inherent risks in the loan portfolio, existing and expected economic conditions, the level of non-performing loans, past loan loss experience and loan growth.

The following table analyzes movements in the allowance during the periods indicated:

                                     Year     Six Months
                                    Ended          Ended           Years Ended June 30,
                             December 31,   December 31,    -------------------------------------
(dollars in thousands)                1996           1995      1995      1994      1993      1992
------------------------------------------    -----------   -------   -------   -------   -------
Balance of allowance at
 beginning of period.........      $ 3,667        $ 3,524   $ 3,772   $ 4,105   $ 4,105   $ 4,051
Provision for loan losses....        1,350            498       777       925     2,351     3,021
                                   -------    -----------   -------   -------   -------   -------
Recoveries of loans
 previously charged-off:
  Mortgage loans...............         46            211       273       417       261       152
  Indirect consumer loans......         97             51        75        61        59        43
  Mobile home loans............         22             35        73        42         9         7
  Commercial loans.............         95             53        31       123        24       143
  Other loans..................         43             11        30        29        28        21
                                   -------    -----------   -------   -------   -------   -------
                                       303            361       482       672       381       366
                                   -------    -----------   -------   -------   -------   -------
                                     5,320          4,383     5,031     5,702     6,837     7,438
                                   -------    -----------   -------   -------   -------   -------
Charge-offs:
  Mortgage loans...............       (104)          (181)     (522)     (915)   (1,900)   (1,724)
  Indirect consumer loans......       (405)          (154)     (175)     (185)     (173)     (356)
  Mobile home loans............       (304)          (265)     (601)     (558)     (482)     (924)
  Commercial loans.............       (453)           (68)     (142)     (171)      (56)     (206)
  Other loans..................       (149)           (48)      (67)     (101)     (121)     (123)
                                   -------    -----------   -------   -------   -------   -------
                                    (1,415)          (716)   (1,507)   (1,930)   (2,732)   (3,333)
                                   -------    -----------   -------   -------   -------   -------
Balance of allowance at
 end of period...............      $ 3,905        $ 3,667   $ 3,524   $ 3,772   $ 4,105   $ 4,105
                                   =======    ===========   =======   =======   =======   =======
Allowance for loan losses
 expressed as a percentage
 of total loans at end of
 period......................         1.01%          1.12%     1.09%     1.45%     1.67%     1.80%
Loan charge-offs, net of
 recoveries, during each
 period expressed as an
 annualized percentage of
 average total loans
 during the period...........         0.31%          0.21%     0.34%     0.48%     0.95%     1.28%
-----------------------------------------------------------------------------------------------------

Lower levels of net charge-offs and improved asset quality over the past five years has allowed Community to bring down its allowance for loan losses as a percentage of total loans to 1.01% at December 31, 1996 as compared to 1.80% at June 30, 1992.

The following table sets forth the breakdown of the allowance for loan losses by loan category and the percentage of loans in each category to total loans at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.

                                      At December 31,                                          At June 30,
                             --------------------------------   --------------------------------------------------------------------
                                  1996              1995             1995              1994              1993              1992
                             ---------------   --------------   ---------------   ---------------   ---------------   --------------
(dollars in thousands)       Amount        %   Amount       %   Amount        %   Amount        %   Amount        %   Amount       %
-------------------------------------  -----   -------  -----   --------  -----   --------  -----   --------  -----   ------    ----
Balance of allowance at end
   of period applicable to:
 Mortgage loans.............. $   462   50.4    $1,638   54.2     $1,403   51.5     $1,290   56.1     $1,724   59.7   $1,755    57.7
 Indirect consumer loans.....     615   31.3       688   28.4        763   32.0        667   25.5        607   24.8      779    27.3
 Mobile home loans...........     546    2.6       605    3.6        638    3.9        632    5.4        486    6.1      471     7.0
 Commercial loans............   1,614   12.8       350   10.6        343    9.7        260    9.1        147    5.6      167     5.1
 Other loans.................     251    2.9       104    3.2         97    2.9        170    3.9        147    3.8      105     2.9
 Unallocated.................     417     --       282     --        280     --        753     --        994     --      828      --
                              -------  -----   -------  -----    -------  -----    -------  -----    -------  -----  -------   -----
                              $ 3,905  100.0   $ 3,667  100.0    $ 3,524  100.0    $ 3,772  100.0    $ 4,105  100.0  $ 4,105   100.0
                              =======  =====   =======  =====    =======  =====    =======  =====    =======  =====  =======   =====
------------------------------------------------------------------------------------------------------------------------------------


At December 31, 1996 and 1995, total impaired loans were $505,000 and $819,000, respectively. Of the total impaired loans at December 31, 1996, none required a related allowance. At December 31, 1995 the portion of the allowance for loan losses allocated to impaired loans was $272,000.

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

At December 31, 1996, investment securities classified as "available for sale" amounted to $71,710,000 and investment securities classified as "held to maturity" amounted to $47,021,000. Community did not have any securities classified as "trading securities". At December 31, 1996, the tax affected unrealized net gains on securities "available for sale" was $147,000 and is carried as a component of stockholders' equity.

At December 31, 1996, Community owned callable securities totaling $36,500,000 of which $21,000,000 were held in the available for sale portfolio and $15,500,000 were in the held to maturity portfolio. All such notes are direct obligations of various government agencies. Approximately $23,500,000 million of these securities will be called on their call dates based on the current rate environment. Final maturities ranged from three to ten years with call dates ranging from three months to three years.

At December 31, 1996, Community owned mortgage-backed securities having a carrying value of $53,778,000 and an unrealized net loss of $41,000. Substantially all of Community's mortgage-backed securities are guaranteed by FHLMC, FNMA or GNMA. Of the total mortgage-backed securities at December 31, 1996, $37,014,000 bear a fixed interest rate and $16,764,000 bear either an adjustable or variable interest rate. The market values of mortgage-backed securities change with market and economic conditions. The most significant factors affecting market value are prepayments of the underlying loans and interest rates. As interest rates increase, prepayments generally decline, causing an extension of the expected maturity and a decline in market value. The converse is generally true when interest rates decrease. The market value of fixed-rate mortgage-backed securities is generally more sensitive to market interest rate changes than adjustable or variable interest rate mortgage-backed securities. Mortgage-backed securities are expected to have shorter average lives than their contractual maturities because borrowers may repay obligations without prepayment penalties.


A breakdown of yields (based on amortized cost) and contractual maturities for investment securities (excluding marketable equity securities) at December 31, 1996 is presented below.

                                                                   After One But        After Five But
                                           Within One Year     Within Five Years      Within Ten Years
                                        ------------------  --------------------   -------------------
                                        Carrying  Weighted   Carrying   Weighted   Carrying   Weighted
(dollars in thousands)                     Value   Avg Yld      Value    Avg Yld      Value    Avg Yld
----------------------------------------------------------   --------   --------   --------   --------
Available for sale:
 U.S. Government and
  Agency obligations...................  $ 5,005      5.32%  $ 19,620       6.46%  $ 11,081       7.26%
 Municipal investments.................    1,166      4.74        398       5.64         --         --
 Mortgage-backed
  securities...........................    1,074      5.65      2,980       6.17      5,138       5.47
 Other debt securities.................       --        --        496       5.57         --         --
                                         -------             --------              --------
                                         $ 7,245      5.27   $ 23,494       6.39   $ 16,219       6.70
                                         =======             ========              ========
Held to maturity:
 U.S. Government and
  Agency obligations...................  $ 7,012      5.29   $ 19,454       6.98         --         --
 Municipal investments.................       --        --         --         --         --         --
 Mortgage-backed
  securities...........................      571      6.69     12,655       6.49      6,930       6.61
 Other debt securities.................       --        --         --         --         --         --
                                         -------             --------               -------
                                         $ 7,583      5.39   $ 32,109       6.79    $ 6,930       6.61
                                         =======             ========               =======


                                       After Ten Years                   Total
                                ----------------------    --------------------
                                  Carrying    Weighted    Carrying    Weighted
(dollars in thousands)               Value     Avg Yld       Value     Avg Yld
------------------------------------------    --------    --------    --------
Available for sale:
 U.S. Government and
  Agency obligations............. $     --          --%   $ 35,706        6.72%
 Municipal investments...........       --          --       1,564        4.97
 Mortgage-backed
  securities.....................   24,031        6.47      33,223        6.26
 Other debt securities...........      246        6.36         742        5.83
                                  --------                --------
                                  $ 24,277        6.47    $ 71,235        6.37
                                  ========                ========
Held to maturity:
 U.S. Government and
  Agency obligations............. $     --          --    $ 26,466        6.53
 Municipal investments...........       --          --          --          --
 Mortgage-backed
  securities.....................      399        7.75      20,555        6.56
 Other debt securities...........       --          --          --          --
                                  --------                --------
                                  $    399        7.75    $ 47,021        6.54
                                  ========                ========
------------------------------------------------------------------------------

Community's investment portfolio is managed by Community's officers in accordance with the investment policy established by the Finance Committee of Community's Board of Directors and with the advice of professional investment advisors. The objectives of Community's investment policy are to provide liquidity, diversification of assets and earnings. At December 31, 1996, securities held which exceeded 10% of Community's stockholders' equity included a mortgage-backed security and one U.S. agency security amounting to $5,082,000 and $5,015,000, respectively.

See "MANAGEMENT'S DISCUSSION AND ANALYSIS--Investment Securities" and Notes 1 and 2 of Notes to the Consolidated Financial Statements.

Sources of Funds

Deposits.   The majority of Community's deposits are derived from customers who reside or work in the New Hampshire counties of Merrimack and Hillsborough. Community receives a smaller volume of deposits from customers residing in a number of communities across New Hampshire and from outside of the state.

Because convenience is an important factor in attracting deposits, Community operates four offices located in the City of Concord, each with ample parking and three with "drive-up" bays. Community also operates offices located to the west of Concord in Weare, New Hampshire, to the north of Concord in Tilton, New Hampshire, to the east of Concord in Portsmouth, New Hampshire and to the south of Concord in Bedford, Hooksett, Manchester and Nashua, New Hampshire. Community operates automatic teller machines at all of its locations, at four off-site locations in Concord, Contoocook, Epsom and Tilton, New Hampshire and at 16 Wal-Mart and Sam's Club facilities throughout New Hampshire. Concord and Centerpoint are members of an electronic funds transfer network that allows customers to access cash from their accounts through ATMs located throughout the state of New Hampshire and throughout the United States.

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


                                                  Year Ended          Six Months Ended                 Years Ended June 30,
                                                  December 31,          December 31,      ---------------------------------------
(dollars in thousands)                               1996                  1995                   1995                1994
----------------------------------------------------------------     -------------------  ------------------    -----------------
Non-interest bearing deposits...............  $  45,415      --%     $  36,268        --% $  28,963       --%   $  23,552      --%
                                              ---------              ---------            ---------             ---------
Savings deposits:
   Savings, club and escrow
    accounts................................     92,622    2.76         93,932      2.96    105,897     2.92      114,012    2.87
   Interest bearing NOW accounts............     34,457    1.19         31,428      1.46     28,841     1.83       25,969    1.90
   Money market accounts....................     14,182    2.87         13,118      2.88     16,466     2.68       18,039    2.58
                                              ---------              ---------            ---------             ---------
     Total savings deposits.................    141,261    2.39        138,478      2.61    151,204     2.68      158,020    2.68

Time certificates of deposit................    205,221    5.59        205,724      5.68    179,448     4.93      155,871    4.51
                                              ---------              ---------            ---------             ---------
     Total deposits.........................  $ 391,897    3.79      $ 380,470      4.02  $ 359,615     3.59    $ 337,443    3.34
                                              =========              =========            =========             =========
---------------------------------------------------------------------------------------------------------------------------------

Outstanding time certificates of deposit in amounts of $100,000 or more mature as follows:

                                                    At December 31,
(in thousands)                                                 1996
-------------------------------------------------------------------
Within 3 months......................................      $  8,965
Over 3 through 6 months..............................         7,764
Over 6 through 12 months.............................         6,597
Over 12 months.......................................         6,788
                                                           --------
Total................................................      $ 30,114
                                                           ========
-------------------------------------------------------------------

See "MANAGEMENT'S DISCUSSION AND ANALYSIS--Deposits" and Note 7 of Notes to the Consolidated Financial Statements.

Borrowings. Community may obtain advances from the FHLB upon pledging as collateral the common stock of the FHLB that it owns and certain of its investment securities and residential mortgage loans, provided certain standards related to creditworthiness are met. Such advances are made under several different credit programs, each of which has its own interest rate and range of maturities. FHLB borrowings have been utilized for loan portfolio growth, asset/liability management, liquidity and/or operational needs. At December 31, 1996, Community had outstanding advances of $71,512,000 and an available borrowing capacity with the FHLB of approximately $40,000,000.

Community also uses repurchase agreements as a source of funds. Repurchase agreements outstanding at December 31, 1996 amounted to $37,102,000 and carried maturities of three months or less. U.S. Government and Agency securities with a book value of $39,937,000 and a fair value of $39,430,000 were pledged as collateral and held by custodians to secure the agreements at December 31, 1996.

See "MANAGEMENT'S DISCUSSION AND ANALYSIS--Borrowed Funds" and Notes 8 and 9 of Notes to the Consolidated Financial Statements.

Asset/Liability Management

It is Community's policy to manage its assets and liabilities in a manner that minimizes interest rate risk exposure while meeting the needs of Community's customers. The following provides insight into the sensitivity of Community's earnings to changes in interest rates as of December 31, 1996.

                                                          0-1        1-3       3-5     Over 5
(dollars in thousands)                                   Year      Years     Years      Years        Total
-------------------------------------------------------------   --------   -------    -------     --------
Assets subject to interest rate adjustment:
 Interest-bearing deposits in other banks........... $     90   $     --   $    --    $    --     $     90
 Investment securities available for sale...........    7,421     18,711     7,649      4,231       38,012
 Investment securities held to maturity.............   14,493      2,970     9,003         --       26,466
 Mortgage-backed securities available for sale......   16,185      7,104     4,985      4,949       33,223
 Mortgage-backed securities held to maturity........    7,554      9,397     2,523      1,081       20,555
 Federal Home Loan Bank stock.......................    4,571         --        --         --        4,571
 Mortgage loans held for sale.......................    1,755         --        --         --        1,755
 Mortgage loans:
  Home equity.......................................   20,542        121       145        496       21,304
  Residential.......................................   34,086     24,220     6,157     11,390       75,853
  Commercial and construction.......................   88,282      6,250     1,614      1,111       97,257
 Other loans:
  Indirect automobile and recreational vehicle......   52,672     53,263    12,595      2,511      121,041
  Mobile home.......................................    8,284      1,942        --         --       10,226
  Other consumer....................................    4,640      3,258     1,630      1,703       11,231
  Commercial........................................   44,773      2,424       807        665       48,669
                                                     --------   --------   -------    -------     --------
   Total............................................ $305,348   $129,660   $47,108    $28,137     $510,253
                                                     ========   ========   =======    =======     ========
Liabilities subject to interest rate adjustment:
 Deposits:..........................................
  Savings, escrow and club accounts................. $ 17,383   $ 34,766   $34,765    $    --     $ 86,914
  Interest-bearing NOW accounts.....................    7,251     14,501    14,502         --       36,254
  Money market accounts.............................    9,045      5,094     5,093         --       19,232
  Time certificates of deposit......................  156,255     43,069     1,675         --      200,999
 Borrowed funds.....................................  105,179      3,149        --        560      108,888
                                                     --------   --------   -------    -------     --------
   Total............................................ $295,113   $100,579   $56,035    $   560     $452,287
                                                     ========   ========   =======    =======     ========

Excess (deficiency) of rate sensitive assets
  over rate sensitive liabilities................... $ 10,235   $ 29,081   $(8,927)   $27,577     $ 57,966
                                                     ========   ========   =======    =======     ========
Cumulative excess (deficiency)...................... $ 10,235   $ 39,316   $30,389    $57,966
                                                     ========   ========   =======    =======

Cumulative rate sensitive assets as a
 percent of cumulative rate sensitive liabilities...   103.47%    109.94%   106.73%    112.82%
                                                     ========   ========   =======    =======

Cumulative excess (deficiency) as a percent of
 total rate sensitive assets........................     3.35%      9.04%     6.30%     11.36%
                                                     ========   ========   =======    =======
-------------------------------------------------------------------------------------------------------------

The effect of interest rate changes on the assets and liabilities of financial institutions such as Concord and Centerpoint may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity "gap" is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to adversely affect net interest income.

Management uses its judgment in classifying assets and liabilities into the various interest sensitivity time periods, taking into consideration certain assumptions based on Community's historical experience and other relevant data. Non-accruing loans amounting to $1,392,000 have been excluded from this analysis. The analysis takes into consideration next repricing dates on variable-rate instruments. Amortization on some of Community's loans and mortgage-backed securities has been estimated, based on historical trends, and included in shorter time periods even though the contractual maturity of such loans and securities may be further out. While savings, NOW and MMDA accounts allow for immediate withdrawal and interest rate adjustment, based on Community's historical experience they are generally considered more stable and are classified proportionately according to their established sensitivities in the "0-1 Year", "1-3 Year" and "3-5 Year" categories.

Community had a positive gap of under 4% of total rate sensitive assets at December 31, 1996 in the "0-1 Year" category.

Competition

Community experiences substantial competition in attracting and retaining deposit accounts and in making mortgage and other loans. Community considers the New Hampshire counties of Merrimack and Hillsborough as its principal marketplace. Based on June 30, 1996 data compiled by the FDIC, which includes Community but does not include non-bank financial service providers, there are 40 banking offices of 11 federally-insured depository institutions within Merrimack county and 86 banking offices of 12 federally-insured depository institutions within Hillsborough county.

The branches of Community located within Merrimack county had total deposits of $293,414,000, which represented 19% of the total deposits in competing bank offices located in Merrimack county. Community ranked first in terms of total local deposits located in these institutions, based on the FDIC's June 30, 1996 data. The branches of Community located within Hillsborough county had total deposits of $104,237,000, which represented 3% of the total deposits in competing bank offices located in Hillsborough county. Community ranked sixth in terms of total deposits located in these institutions, based on the FDIC's June 30, 1996 data.

The primary factors in competing for deposit accounts are interest rates, convenience of office locations, quality of service and banking hours. The primary factors in competing for loans are interest rates, loan origination fees and the quality and range of lending service offered. Competition for origination of first mortgage loans comes primarily from other savings institutions, mortgage banking firms and commercial banks.

Regulation and Supervision

Community is subject to regulation by the Federal Reserve Board and to periodic reporting and examination requirements of the Bank Commissioner of the State of New Hampshire. Concord and Centerpoint are subject to regulation, supervision and examination by the Bank Commissioner and the Federal Deposit Insurance Corporation ("FDIC"). The Bank Insurance Fund ("BIF") of the FDIC insures Concord's and Centerpoint's deposit accounts up to the maximum allowed by law. Concord and Centerpoint derive their lending and investment powers from New Hampshire law, under which the Bank Commissioner has specific statutory jurisdiction over certain banking activities such as mergers and the creation of new powers. In addition, the establishment of branches is subject to approval of the New Hampshire Board of Trust Company Incorporation and the FDIC. Both New Hampshire and federal law contain restrictions on, and require regulatory approvals of, acquisitions by Community, Concord and Centerpoint. State and federal regulations further require that Concord and Centerpoint maintain various reserves and that they meet certain capital and liquidity requirements. Concord and Centerpoint are in compliance with all such requirements.

Federal regulations prohibit banking companies from paying dividends on their stock if the effect would cause stockholders' equity to be reduced below applicable regulatory capital requirements or if such declaration and payment would otherwise violate regulatory requirements. For additional information, See "MANAGEMENT'S DISCUSSION AND ANALYSIS--Liquidity and Capital Resources."

Personnel

As of December 31, 1996, Community and its subsidiaries had a total of 202 full-time and 40 part-time employees. None of Community's employees are subject to a collective bargaining agreement.

ITEM 2.  PROPERTIES

Community's main office, which is owned by Community, is located at 43 North Main Street, Concord, New Hampshire, in the center of the downtown business district. At present, Community does not require all of the space available in this building and has leased approximately one half of it to retail businesses.

Community owns two of its branch offices in Concord, each of which is located in a modern, one-story building. The other branch office located in Concord is a leased facility located on the Steeplegate Mall property. Community's branch offices located in Weare, Tilton, Hooksett, Bedford, Manchester, Nashua and Portsmouth, New Hampshire are also leased. Community owns a three-story building in downtown Concord of which two stories are currently serving as its operations center and the other floor is leased to another local business.

ITEM 3.  LEGAL PROCEEDINGS

There are no material legal proceedings pending against Community or any of its subsidiaries.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5. MARKET FOR COMMUNITY'S COMMON STOCK AND RELATED SECURITY HOLDERS MATTERS

COMMON STOCK INFORMATION

At January 31, 1997, there were 1,104 shareholders of record of common stock. The common stock of Community Bankshares, Inc. is traded and quoted on the National Association of Securities Dealers, Inc. (NASDAQ) National Market System under the symbol "CBNH." The following table represents common stock information as reported by NASDAQ.

                                        Dividends
                                        per Share   Share Volume Traded       High         Low
-------------------------------------------------   -------------------   --------   ---------
Fiscal year ended December 31, 1996
  Fourth quarter (12/31/96)..........     $ 0.16                237,108    $ 20.75    $ 18.500
  Third quarter (9/30/96)............       0.15                194,744      19.75      17.750
  Second quarter (6/30/96)...........       0.15                178,704      18.25      17.063
  First quarter (3/31/96)............       0.15                303,958      19.75      17.500
Six months ended December 31, 1995
  Second quarter (12/31/95)..........     $ 0.15                340,591    $ 19.25    $ 16.500
  First quarter (9/30/95)............       0.14                177,504      17.25      15.750
Fiscal year ended June 30, 1995
  Fourth quarter (6/30/95)...........     $ 0.13                230,175    $ 17.25    $ 15.250
  Third quarter (3/31/95)............       0.13                227,201      16.25      12.875
  Second quarter (12/31/94)..........       0.13                178,655      16.25      12.875
  First quarter (9/30/94)............       0.12                292,397      16.25      14.500
----------------------------------------------------------------------------------------------

The declaration of future dividends will depend, subject to the discretion of the Board of Directors, on a number of factors including operating results, financial condition, capital adequacy, regulatory and tax considerations and other factors. For further information, See "MANAGEMENTS DISCUSSION AND ANALYSIS--Liquity and Capital Resourses"

ITEM 6.  SELECTED FINANCIAL DATA
Community Bankshares, Inc. and Subsidiaries

                                                                  At or for the
                                                  At or for the      Six Months
                                                     Year Ended           Ended          At or for the Years Ended June 30,
                                                   December 31,     December 31,   -------------------------------------------
(dollars in thousands, except per share data)              1996            1995        1995        1994        1993        1992
---------------------------------------------------------------   -------------    --------    --------    --------    --------
Results of Operations:
Interest and dividend income................         $   41,578      $   19,804    $ 33,873    $ 27,204    $ 27,696    $ 29,333
Interest expense............................             19,757          10,056      15,818      11,768      12,936      17,184
                                                     ----------      ----------    --------    --------    --------    --------
  Net interest and dividend income..........             21,821           9,748      18,055      15,436      14,760      12,149
Provision for loan losses...................              1,350             498         777         925       2,351       3,021
                                                     ----------      ----------    --------    --------    --------    --------
  Net interest and dividend income after
    provision for loan losses...............             20,471           9,250      17,278      14,511      12,409       9,128
Non-interest income.........................              3,993           1,807       2,201       2,818       3,031       2,634
Non-interest expense........................             16,820           8,019      13,442      12,811      12,980      11,378
                                                     ----------      ----------    --------    --------    --------    --------
  Income before income taxes &
    extraordinary item......................              7,644           3,038       6,037       4,518       2,460         384
Income taxes................................              2,689           1,264       1,862         897          --          85
                                                     ----------      ----------    --------    --------    --------    --------
  Net income................................              4,955           1,774       4,175       3,621       2,460         299
Dividends on preferred stock................                 --              --          --          19          24          --
                                                     ----------      ----------    --------    --------    --------    --------
  Net income available to common
    Stockholders............................         $    4,955      $    1,774    $  4,175    $  3,602    $  2,436    $    299
                                                     ==========      ==========    ========    ========    ========    ========
Ending Balance Sheet Data:
Assets......................................         $  550,596      $  498,003    $507,024    $407,262    $375,436    $354,968
Investments securities......................            118,731         114,936     128,965     111,246      72,175      80,324
Loans.......................................            388,484         327,014     321,933     260,855     245,145     227,966
Allowance for loan losses...................              3,905           3,667       3,524       3,772       4,105       4,105
Real estate acquired by foreclosure.........                738             566       1,134         836       2,568       6,725
Deposits....................................            395,787         385,437     373,184     346,389     332,180     308,268
Borrowed funds..............................            108,888          70,936      93,021      25,986       8,079      12,097
Stockholders' equity........................             40,807          36,768      34,975      31,218      28,590      24,532

Per Share Data and Other Selected Ratios:
Earnings per common and
  common equivalent share...................         $     2.00      $     0.73    $   1.70    $   1.49    $   1.09    $   0.24
Dividends paid per share....................               0.61            0.29        0.51        0.24          --          --
Book value per share........................              16.66           15.49       14.70       13.13       12.33       11.22
Dividend payout ratio.......................              30.50%          39.73%      30.00%      16.11%         --%         --%

Return on average assets (1)................               0.94%           0.70%       0.94%       0.94%       0.69%       0.09%
Return on average equity (1)................              12.84            9.75       12.77       11.59        9.06        1.20
Net interest margin (FTE) (1)...............               4.43            4.13        4.27        4.25        4.39        3.89
Stockholders' equity to assets at
  period end................................               7.41            7.38        6.90        7.67        7.62        6.91
Average stockholders' equity to
  average assets............................               7.33            7.19        7.33        8.07        7.60        7.43
------------------------------------------------------------------------------------------------------------------------------------

(1) Ratios for the six months ended December 31, 1995 are annualized.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management's Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K and the tables appearing throughout this section and the section labeled "Item 1. Description of Business".

During September 1995, Community's Board of Directors voted to change Community's fiscal year end from June 30 to December 31 effective December 31,1995. As a result of this reporting transition, the financial condition section of this Management's Discussion and Analysis provides information at December 31, 1996, December 31, 1995 and June 30, 1995, and the results of operations section includes a comparison of the twelve months ended December 31, 1996 and the six months ended December 31, 1995 (annualized) and a comparison of the two years ended June 30, 1995.

Effective March 20, 1996, Community acquired Centerpoint in a merger accounted for as a pooling of interest and pursuant to which Community exchanged 657,587 shares of its common shares for 612,849 shares of Centerpoint's outstanding common shares, a ratio of 1.073 shares for 1 share.

The market area in which Community operates has experienced steady economic growth during the last year with the strongest activity concentrated in the southern regions of the state, including the communities of Nashua and Portsmouth. In general, New Hampshire's economy continues to lead New England in the rate of growth in numerous economic indices since recovering from the recession at the beginning of the decade. The current economic outlook for 1997 indicates a continuation of 1996 economic trends.

Financial Condition

Community's total assets amounted to $550,596,000 at December 31, 1996, which represents an increase of $52,593,000, or 10.6%, from $498,003,000 at December 31, 1995. Loans, primarily in indirect auto lending through dealers and to a lesser extent commercial and commercial real estate, provided the majority of the asset growth offset by a decrease in interest bearing deposits in other banks. See "Description of Business-Loan Portfolio."

Total assets decreased by $9,021,000, or 1.8%, from $507,024,000 at June 30, 1995 to $498,003,000 at December 31, 1995. In an effort to reduce its dependency on higher cost borrowed funds and to take advantage of market conditions, Community repaid maturing borrowed funds with proceeds from consumer loan sales and investment security maturities and sales.

At December 31, 1996, Community's equity to assets ratio was 7.41%, its Tier 1 leverage ratio was 7.41% and its total risk-based capital ratio was 11.25%, as compared to 7.38%, 7.04% and 11.79%, respectively, at December 31, 1995. The capital ratios at June 30, 1995 were 6.90%, 7.19% and 11.33%, respectively. All of these capital ratios exceeded published regulatory minimums.

Investment Securities

At December 31, 1996, Community's investment securities classified as available for sale amounted to $71,710,000, or 60.4% of total investment securities with the remaining securities of $47,021,000, or 39.6%, classified as held to maturity. At December 31, 1995, securities available for sale and held to maturity amounted to $67,411,000 and $47,525,000, respectively, which represented 58.7% and 41.3%, respectively, of total investment securities. At June 30, 1995 securities available for sale and held to maturity amounted to $63,568,000 and $65,397,000, respectively, which represented 49.3% and 50.7%, respectively, of total investment securities.

In June 1996, Community transferred securities with a fair value of $5,730,000 from its available for sale portfolio to its held to maturity portfolio. The transfer was a result of a strategic decision made by management to hold a larger percentage of Community's securities to maturity. At the time of the transfer, the securities had an unrealized loss of $252,000. This unrealized loss is being amortized over the life of the securities transferred, which is approximately four years.

During 1996, Community securitized $10,698,000 of residential mortgage loans with FNMA and transferred them from loans to securities available for sale on its balance sheet. Of this amount, $8,100,000 have been sold realizing a gain on sale of $6,000.

In 1995, the Financial Accounting Standards Board allowed a one-time reassessment of the appropriateness of the classification of all securities held, and Community reclassified $10,666,000 of securities held to maturity to available for sale. At the time of reclassification, there was $58,000 in unrealized gains and $165,000 in unrealized losses relating to the securities transferred. For further information, see Note 2 of Notes to Consolidated Financial Statements.

Concord and Centerpoint, as members, owned FHLB stock of $4,571,000 at December 31, 1996 compared to $4,411,000 and $4,009,000, respectively, for the periods ended December 31, 1995 and June 30, 1995.

Tax affected unrealized net gains on securities available for sale, amounted to $147,000 at December 31, 1996 compared to $578,000 and $151,000 at December 31,
1995 and June 30, 1995, respectively.

Risk Characteristics of the Loan Portfolio

Total loans amounted to $388,484,000 at December 31, 1996 compared to $327,014,000 at December 31, 1995, an increase of $61,470,000 or 18.8%. This increase in loans was primarily due to expanded and newly developed loan relationships resulting in increased volumes in indirect automobile and recreational vehicle, commercial and commercial real estate loans. Total loans increased by $5,081,000, or 1.6%, from $321,933,000 at June 30, 1995 to
$327,014,000 at December 31,1995. During the six months ended December 31, 1995, Community sold $16,867,000 of indirect automobile loans.

Community has originated a large number of automobile and recreational vehicle loans through dealers throughout New Hampshire for more than ten years and understands the challenges and risks associated with this business. With the addition of experienced, high level personnel, Community substantially increased its number of active dealer relationships during the fiscal year ended June 30, 1995 resulting in significant growth in loan originations in indirect loans since that time. At December 31, 1996, the balance of indirect automobile and recreational vehicle loans through dealers was $121,151,000, or 31.2% of total loans as compared to $92,845,000 and $102,867,000, respectively, or 28.4% and 32.0%, respectively, of total loans at December 31, 1995 and June 30, 1995.

In order to continue serving the market for indirect automobile loans in New Hampshire, generate fee income from servicing these types of loans and manage Community's balance sheet, Community has developed the ability to sell automobile loans, while retaining the right to service these loans. During the twelve months ended December 31, 1996, Community sold $4,069,000 of automobile loans compared with $16,867,000 during the six months ended December 31, 1995 and $9,777,000 during the fiscal year ended June 30, 1995 respectively. Community is obligated to assume a certain portion of credit losses should they occur and has accrued $89,000 to absorb such losses.

Total commercial loans, which includes commercial mortgage and non-real estate commercial loans, grew by $23,570,000, or 20.8%, during the twelve months ended December 31, 1996 as compared to an increase of $8,559,000, or 8.2%, and $24,072,000, or 29.9%, during the six months ended December 31, 1995 and during the fiscal year ended June 30, 1995, respectively. Community used market opportunities in the commercial lending area to grow commercial loans. Loan growth was primarily to small businesses in the manufacturing, retail and service industries and to professional associations. Of Community's commercial loan portfolio at December 31, 1996, which represents 35.2% of total loans, $11,713,000, or 8.6%, of commercial loans were originated under various Small Business Administration ("SBA") programs. For further information on loans, see
Note 3 of Notes to the Consolidated Financial Statements.

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

Community continues to use the same loan underwriting criteria and loan review process that have played a role in reducing non-performing assets to the lower levels that have been maintained over the past few years. This, in addition to an experienced collections department, has kept loan delinquencies and loan charge-offs at low levels, particularly in the consumer loan portfolio. Community's indirect auto lending delinquency levels have been consistently below industry averages over the past few years.

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

The maximum loan-to-value ratio for commercial real estate and commercial construction loans range from 70% to 85% of the lesser of the appraised value or purchase price of the property, depending on the type of loan. The maximum loan-to-value ratio for 1-4 family residential construction is 85%; for non-residential construction and improved property, 75%; for raw land, 60%; and land development, 70%.

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

The maximum loan-to-value ratio for residential construction loans is 80% of the lower of appraised value, sales price or acquisition cost (up to 90% for pre-sold primary residence with private mortgage insurance and up to 80% for pre-sold second homes with private mortgage insurance). Residential construction loans generally must qualify for sale to Community's secondary financing markets.

The loan-to-value ratios for new indirect automobile loans range from 90% to 115% of invoice or 80% to 100% of MSRP (manufacturer's suggested retail price) based off a credit scored matrix. The average loan for new automobiles is invoice plus 3%. The loan-to-value ratios for used automobile loans range from NADA (National Auto Dealers Association) loan value to NADA retail value. The average loan value is approximately 90% of trade value and the spread between trade value and retail value is approximately 16%. The average loan for used automobiles is NADA trade value plus 5%.

Asset Quality

Non-Performing Asset Analysis.   Non-performing assets consist of non-accrual
loans (which may include impaired loans), real estate acquired through foreclosure and other assets acquired to satisfy debt. Community's non-performing assets amounted to $2,418,000 at December 31, 1996 compared to $2,529,000 at December 31, 1995 and $3,428,000 at June 30, 1995. Included in
these amounts were non-performing loans of $1,392,000, $1,630,000 and $1,926,000, respectively, at December 31, 1996, December 31, 1995 and June 30, 1995. Impaired loans, which were included in non-performing loans, amounted to $435,000 at December 31, 1996.

Community's non-performing assets decreased slightly to $2,418,000, or 0.4% of total assets, at December 31, 1996 from $2,523,000, or 0.5%, of total assets, at December 31, 1995. Community's non-performing assets increased to $3,428,000, or 0.7% of total assets, at June 30, 1995 from $2,122,000, or 0.5%, of total assets, at June 30, 1994. The increase in non-performing assets from June 30, 1994 to June 30, 1995 was primarily the result of two commercial loans totaling approximately $1,200,000 which were originated prior to 1990 and which were previously performing, being placed onto non-accruing status by Community during the third quarter of fiscal 1995. The successful resolution of one of these commercial loans represented the majority of the decrease in non-performing assets during the six months ended December 31, 1995.

Non-Performing Loan Summary

                                                                           At December 31, 1996
                                  ------------------------------------------------------------------------------------------------
                                                      Share of               Non-             Share of        Non-performing Loans
                                   Total Loans     Total Loans         performing       Non-performing          as a Percentage of
(dollars in thousands)             Outstanding     Outstanding              Loans                Loans         Total Loans in Type
----------------------------------------------     -----------         ----------       --------------        --------------------
Residential mortgage loans...       $  81,532            21.0%            $    --                  --%                         --%
Commercial loans:
   Construction .............           4,560             1.2                  --                  --                          --
   Real estate...............          87,172            22.4                 603                43.3                         0.7
   Other.....................          49,302            12.7                 613                44.0                         1.2
Home equity..................          21,629             5.6                  21                 1.6                         0.1
Mobile home loans............          10,226             2.6                  --                  --                          --
Indirect consumer loans......         122,787            31.6                 110                 7.9                         0.1
Other consumer loans.........          11,276             2.9                  45                 3.2                         0.4
                                    ---------           -----             -------               -----
      Total..................       $ 388,484           100.0             $ 1,392               100.0                         0.4
                                    =========           =====             =======               =====
----------------------------------------------------------------------------------------------------------------------------------

Excluded from the above table are $778,000 in substandard loans which were on accrual status at December 31, 1996. For further information on non-performing loans, see Notes 1 and 3 of Notes to the Consolidated Financial Statements.

Assets Acquired to Satisfy Debt. Assets acquired to satisfy debt totaled $1,026,000 at December 31, 1996 compared to $899,000 at December 31, 1995 and $1,502,000 at June 30, 1995. Of the total at December 31, 1996, $144,000 was in commercial real estate, $594,000 in primary residential properties, $114,000 in mobile homes and $174,000 in repossessed vehicles. For further information, see Notes 1 and 6 of Notes to the Consolidated Financial Statements.

See "Description of Business-Loan Portfolio-Delinquent Loans and Real Estate Acquired by Foreclosure" and "-Summary of Loan Loss Experience".

Deposits

Total deposits amounted to $395,787,000 at December 31, 1996 which represented an increase of $10,350,000, or 2.7% over the December 31, 1995 balance of $385,437,000. This increase is attributed to management's strategy in building full banking relationships with its business customers. Total deposits at June 30, 1995 amounted to $373,184,000. Deposits provided funding for 77% of total earning assets at December 31, 1996 compared to 84% at December 31, 1995 and 79% at June 30, 1995. For further information, see Note 7 of Notes to the Consolidated Financial Statements.

Borrowed Funds

Funding loan growth was the primary reason for the increase in borrowed funds from $70,936,000 at December 31, 1995 to $108,888,000 at December 31,1996, which represents an increase of 53.5%. At June 30, 1995, borrowed funds amounted to $93,021,000. During the last six months of 1995, investment security maturities and sales as well as consumer loan sale proceeds were utilized to lessen Community's dependency on higher costing borrowed funds. For further information, see Notes 8 and 9 of Notes to the Consolidated Financial Statements.

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

Community's funding requirements are limited and are adequately satisfied by dividends from Concord and Centerpoint and by its interest-bearing cash deposit with Concord. Dividends paid from Concord and Centerpoint to Community are limited to the extent necessary for Concord and Centerpoint to comply with regulatory capital guidelines.

Concord and Centerpoint are members of the FHLB, which makes substantial borrowings available to its members. At December 31, 1996, FHLB borrowings totaled $71,512,000 with approximately $40,000,000 available in unused borrowing capacity remaining at the FHLB to meet future large deposit fluctuations or increased loan demands should either occur.

Total cash and cash equivalents at December 31, 1996 totaled $20,660,000 compared to $31,193,000 and $31,349,000 at December 31, 1995 and June 30, 1995,
respectively. At December 31, 1995, funds originated from the sales of approximately $10,000,000 in automobile loans were held in interest bearing deposits in other banks.

At December 31, 1996, the investment portfolio totaled $118,731,000, of which $71,710,000 was designated as "available for sale" and could be utilized to manage liquidity needs, and $47,021,000 was designated as "held to maturity." Community has not historically had, and does not anticipate having, a need to use the portion of its investment portfolio designated "held to maturity" for liquidity purposes given its unused borrowing capacity and other liquidity resources.

At December 31, 1996, Community had equity capital of $40,807,000, resulting in an equity-to-assets ratio of 7.41%.

Community is regulated by the Federal Reserve Board, which requires Community to maintain minimum risk-based capital ratios. At December 31, 1996, the minimum Tier 1 and total risk-based capital ratios required were 4.00% and 8.00%, respectively. Community's Tier 1 and total risk-based capital ratios at December 31, 1996 were 10.26% and 11.25%, respectively.

To complement the risk-based guidelines, the Federal Reserve Board requires a minimum leverage ratio of 4%, which represents the minimum capital to total asset standard for bank holding companies. Federal banking agencies, including the FDIC, require similar leverage ratios for banks. These leverage ratios are expected to be used in tandem with the risk-based capital ratio. Community's leverage ratio was 7.41% at December 31, 1996.

The following table summarizes Concord's required FDIC minimum and actual regulatory capital ratios and amounts at December 31, 1996:


                               Required             Actual
                               Regulatory         Regulatory
                               Capital             Capital
                          ------------------  ----------------
(dollars in thousands)      Amount    Ratio    Amount   Ratio
----------------------------------   -------  -------   ------
Leverage..................  $ 17,605   4.00%  $ 30,974   7.04%
Risk-based:
   Tier 1.................    12,545   4.00     30,974   9.88
   Total risk-based.......    25,090   8.00     33,998  10.84
--------------------------------------------------------------

The following table summarizes Centerpoint's required FDIC minimum and actual regulatory capital ratios and amounts at December 31, 1996:


                               Required             Actual
                               Regulatory         Regulatory
                               Capital             Capital
                          ------------------  ----------------
(dollars in thousands)      Amount    Ratio    Amount   Ratio
----------------------------------   -------  -------   ------
Leverage..................   $ 4,461   4.00%  $ 7,537   6.76%
Risk-based:
   Tier 1.................     3,253   4.00     7,537   9.27
   Total risk-based.......     6,506   8.00     8,418  10.35
--------------------------------------------------------------

Recent Accounting Developments

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. However, SFAS No. 127, Deferral of the Effective Date of Certain Provisions of SFAS No. 125, requires the deferral of implementation as it relates to repurchase agreements, dollar-rolls, securities lending and similar transactions until years beginning after December 31, 1997. Earlier or retrospective application of this statement is not permitted. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguished transfers of financial assets that are sales from transfers that are secured borrowings. Management of Community does not expect that adoption of these statements will have a material impact on Community's financial position, results of operations or liquidity.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1996 AND SIX MONTHS ENDED DECEMBER 31, 1995

For the purpose of comparing the December 31, 1996 twelve month income statement dollar amounts with the December 31, 1995 six month dollar amounts, December 31, 1995 six month numbers, excluding non-recurring items, have been doubled to estimate annualized comparative dollar amounts. Non-recurring acquisition expenses and expenses related to the change in the fiscal year end, experienced during the six months ended December 31, 1995, have been excluded before annualizing the income statement amounts. The after-tax impact of non-recurring acquisition expenses and expenses related to the change in the fiscal year end amounted to $669,000 and $53,000, respectively. There were no such non-recurring expenses recorded during the twelve months ended December 31, 1996.

Community earned net income of $4,955,000, or $2.00 per share, for the twelve months ended December 31, 1996. Excluding non-recurring expenses incurred during the period, earnings for the six months ended December 31, 1995, on an annualized basis, equaled $4,270,000, or $1.79 per share. Earnings for the fiscal year ended June 30, 1995 equaled $4,175,000, or $1.70 per share.

Increases, on an annualized basis, in net interest income and non-interest income more than offset the increases in non-interest expenses and loan loss provision for the current period versus the prior fiscal year.

Rate/Volume Analysis

The following table presents changes in interest and dividend income, interest expense and net interest and dividend income which are attributable to changes in the average amounts of interest-earning assets and interest-bearing liabilities outstanding and/or to changes in rates earned or paid thereon. The net changes attributable to both volume and rate have been allocated proportionately. The amounts for the six months ending December 31, 1995 have been annualized in order to compare them to the amounts for the twelve months ending December 31, 1996.


                                                  Year Ended December 31, 1996 vs.
                                                    Annualized Six Months Ended
                                                         December 31, 1995
                                                  --------------------------------
                                                        Increase (Decrease)
                                                              Due to
                                                  --------------------------------
(in thousands)                                          Volume    Rate       Total
--------------------------------------------------------------  ------  ----------
Interest and dividend income:
  Mortgage loans.....................................   $   40   $  88      $  128
  Other loans........................................    1,959     245       2,204
  Investment-tax equivalent..........................     (319)    (22)       (341)
                                                        ------   -----      ------
Total interest and dividend income...................    1,680     311       1,991
                                                        ------   -----      ------
Interest expense:
  Deposits...........................................      (69)   (420)       (489)
  Borrowed funds.....................................       74      60         134
                                                        ------   -----      ------
Total interest expense...............................        5    (360)       (355)
                                                        ------   -----      ------
Net interest and dividend income.....................   $1,675   $ 671      $2,346
                                                        ======   =====      ======
----------------------------------------------------------------------------------

Net Interest and Dividend Income

Net interest and dividend income, which is the difference between income from earning assets and what is paid for interest-bearing liabilities, is the primary source of income for Community. Net interest income on a fully tax-equivalent basis for the twelve months ended December 31, 1996 amounted to $21,908,000 compared to $9,781,000, or $19,562,000 on an annualized basis, for the six months ended December 31, 1995. This increase was mostly due to growth in average earning assets (primarily consumer loans) during the twelve months ended December 31, 1996 as compared to the six months ended December 31, 1995. The net interest margin for the twelve months ended December 31, 1996 equaled 4.43% compared to 4.13%, on an annualized basis, for the six months ended December 31, 1995.

Yields Earned and Rates Paid

Interest rate spread represents the difference between the weighted average yield earned on loans and investments and the weighted average rate paid on interest-bearing deposits and borrowed funds.

The fully tax-equivalent yield on earning assets was 8.43% for the twelve months ended December 31, 1996 compared to 8.37% for the six months ended December 31, 1995. The cost of average interest-bearing liabilities for the twelve months ended December 31, 1996 equaled 4.52% compared with 4.72% for the six months ended December 31, 1995. This resulted in an interest rate spread of 3.91% and 3.65%, respectively, for the twelve months ended December 31, 1996 and the six months ended December 31, 1995. The changes in these yields and costs reflect the trends in market interest rates over the past eighteen months.

Average Balances

During the twelve months ended December 31, 1996, Community increased its average earning assets by $20,513,000 over the six months ended December 31, 1995. Earning asset growth was mostly in indirect automobile loans through dealers. In order to fund this growth in average earning assets, Community increased its average borrowed funds and average interest-bearing deposits by $8,899,000 and $2,280,000, respectively, over the last six months in 1995. Community also experienced growth of $9,147,000 in average non-interest bearing demand deposits for the twelve months ended December 31, 1996 over the six months ended December 31, 1995.

Average Balance Sheets and Net Interest and Dividend Income

The following table sets forth certain information relating to Community's average balance sheets, including interest-earning assets, interest-bearing liabilities and net interest income on a fully tax-equivalent basis for the periods indicated:


                                                            Twelve Months Ended                   Six Months Ended
                                                               December 31,                          December 31,
                                                                   1996                                 1995
                                                  -----------------------------------      ----------------------------
                                                    Average                   Yield/       Average               Yield/
(dollars in thousands)                              Balance       Interest     Rate        Balance   Interest  Rate (6)
-----------------------------------------------------------       --------    -------      -------   --------  --------
Assets:
Interest-earning assets:
    Mortgage loans...............................     $ 170,332   $ 16,136       9.47%     $ 171,474   $ 8,004     9.34%
    Other loans..................................       187,303     16,840       8.99        159,860     7,318     9.16
                                                      ---------   --------                 ---------   -------
       Total loans(1)............................       357,635     32,976       9.22        331,334    15,322     9.25
    Investment and mortgage-backed
       securities(2)(5)..........................       136,627      8,689       6.36        142,415     4,515     6.34
                                                      ---------   --------                 ---------   -------
         Total interest-earning assets...........       494,262     41,665       8.43        473,749    19,837     8.37
                                                      ---------   --------                 ---------   -------
Non interest-earning assets......................        35,805                               32,130
Allowance for loan losses........................        (3,682)                              (3,533)
                                                      ---------                            ---------
         Total assets............................     $ 526,385                            $ 502,346
                                                      =========                            =========
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
    Deposits.....................................     $ 346,482   $ 14,839       4.28      $ 344,202   $ 7,665     4.45
    Borrowed funds...............................        90,500      4,918       5.43         81,601     2,391     5.86
                                                      ---------   --------                 ---------   -------
         Total interest-bearing liabilities......       436,982     19,757       4.52        425,803    10,056     4.72
                                                      ---------   --------                 ---------   -------
Non interest-bearing demand deposits.............        45,415                               36,268
Other liabilities................................         5,405                                4,175
                                                      ---------                            ---------
         Total liabilities.......................       487,802                              466,246
Stockholders' equity.............................        38,583                               36,100
                                                      ---------                            ---------
         Total liabilities and stockholders'
           equity................................     $ 526,385                            $ 502,346
                                                      =========                            =========

Net interest income/interest rate spread(3)......                 $ 21,908       3.91                  $ 9,781     3.65
                                                                  ========                             =======
Net interest margin(4)...........................                                4.43                              4.13
-----------------------------------------------------------------------------------------------------------------------

(1)  Includes non-accrual loans.
(2) Investment and mortgage-backed securities are shown at average amortized cost.
(3) Interest rate spread is the average yield earned on total earning assets less the average cost paid for interest-bearing liabilities.
(4) The net interest margin during the period equals net interest income divided by average interest-earning assets for the period.
(5) Included in investment and mortgage-backed securities are average balances of non-taxable securities amounting to $4,789,000 and $3,856,000, respectively, and tax equivalent income of $87,000 and $33,000, respectively, for the twelve months ended December 31, 1996 and the six months ended December 31, 1995. Tax equivalent income was calculated using an effective tax rate of 34%.
(6)  Calculated on an annualized basis.

Provision for Loan Losses

The provision for loan losses is based on management's assessment of the adequacy of the allowance for loan losses after considering known and inherent risks in the loan portfolio, existing and expected economic conditions, the level of non-performing loans, charge-offs, past loan loss experience and loan growth.

During the twelve months ended December 31, 1996, $1,350,000 was provided for loan losses compared to $498,000, or $996,000 annualized, for the six months ended December 31, 1995. The increase is primarily attributable to higher average loan volumes during the twelve months ended December 31, 1996 as compared with the six months ended December 31, 1995. The allowance for loan losses as a percentage of non-performing loans was 280.5% at December 31, 1996 compared to 225.8% at December 31, 1995. At December 31, 1996, the allowance for loan losses stood at $3,905,000, or 1.0% of total loans compared to $3,667,000 and 1.1%, respectively, at December 31, 1995. Net charge-offs for the twelve months ended December 31, 1996 totaled $1,112,000, or 0.31% of total average loans versus $710,000 and 0.21%, on an annualized basis, respectively, for the six months ended December 31, 1995.

While management believes that additions to, and the year-end balance of, the allowance for loan losses are adequate, further provisions to the allowance for loan losses may be necessary if the market in which Community operates deteriorates.

Non-Interest Income

Total non-interest income amounted to $3,993,000 for the twelve months ended December 31, 1996 compared to $1,807,000, or $3,614,000 annualized, for the six months ended December 31, 1995. This increase is primarily attributable to higher deposit account service fees and mortgage servicing income. Increase in transaction activity and number of accounts were the primary reasons for growth in deposit account fees for the twelve months ended December 31, 1996 and to a lesser extent an increase in fees charged on deposit accounts, effective December 31, 1995. The increase in loan servicing income resulted from Community's purchase of the rights to service approximately $180,000,000 of mortgage loans during August, 1995 and due to servicing income derived from indirect automobile loans which were sold with servicing retained during the six months ended December 31, 1995. Additionally, gains on sales of investment securities amounted to $540,000 for the year ended December 31, 1996 compared to $228,000 or $456,000, annualized, for the six months ended December 31, 1995.

Non-Interest Expense

Total non-interest expense amounted to $16,820,000 for the twelve months ended December 31, 1996. Excluding non-recurring expenses incurred during the period, total non-interest expense for the six months ended December 31, 1995, on an annualized basis, amounted to $15,289,000. The increase in non-interest expense was primarily due to continued investments made by Community to expand its business lines and product distribution system, increased marketing and normal increases related to salaries and benefits and other operating expenses. During the twelve months ended December 31, 1996, Community opened new full service offices in Hooksett and Portsmouth, New Hampshire, opened new remote automated cash dispensing machines at 16 of the Walmart and Sam's Club stores in New Hampshire and expanded its commercial and indirect consumer lending capacity. Also included in non-interest expense for the twelve months ended December 31, 1996 were some necessary duplicate costs resulting from the Centerpoint acquisition.

Income Taxes

Income tax expense for the twelve months ended December 31, 1996 amounted to $2,689,000 which resulted in an effective tax rate of 35.2% for the period.
This compares to $1,264,000 for the six months ended December 31, 1995, or an effective tax rate of 41.6%. The lower effective tax rate for the twelve months ended December 31, 1996 compared to the six months ended December 31, 1995 was primarily due to the non-deductibility of certain acquisition expenses related to Community's acquisition of Centerpoint and the lowering of Community's deferred tax asset valuation reserve more significantly during the current fiscal year ended December 31, 1996. For further information on income taxes, see Note 11 of Notes to the Consolidated Financial Statements.

RESULTS OF OPERATIONS FOR THE TWO YEARS ENDED JUNE 30, 1995

Community earned net income of $4,175,000, or $1.70 per share, for the fiscal year ended June 30, 1995. Earnings for the year ended June 30, 1994 were $3,602,000, or $1.49 per share.

Pretax earnings improved by 33.6% during fiscal 1995 over fiscal 1994 primarily due to an increase in net interest income of $2,619,000.

Rate/Volume Analysis

The following table presents changes in interest and dividend income, interest expense and net interest and dividend income which are attributable to changes in the average amounts of interest-earning assets and interest-bearing liabilities outstanding and/or to changes in rates earned or paid thereon.
The net changes attributable to both volume and rate have been allocated proportionately:

                                                     Years Ended June 30,
                                                         1995 vs. 1994
                                                 -----------------------------
                                                      Increase (Decrease)
                                                            Due to
                                                 -----------------------------
(in thousands)                                   Volume      Rate        Total
-------------------------------------------------------    ------      -------
Interest and dividend income:
   Mortgage loans.............................. $   782     $ 886      $ 1,668
   Other loans.................................   3,032      (103)       2,929
   Investments-tax equivalent..................   2,376      (298)       2,078
                                                -------     -----      -------
Total interest and dividend income.............   6,190       485        6,675
                                                -------     -----      -------
Interest expense:
   Deposits....................................   1,437       204        1,641
   Borrowed funds..............................   2,879      (470)       2,409
                                                -------     -----      -------
Total interest expense.........................   4,316      (266)       4,050
                                                -------     -----      -------
Net interest and dividend income............... $ 1,874     $ 751      $ 2,625
                                                =======     =====      =======
------------------------------------------------------------------------------

Net Interest and Dividend Income

Net interest and dividend income, which is the difference between income from earning assets and what is paid for interest-bearing liabilities, is the primary source of income for Community. Net interest income on a fully tax-equivalent basis increased to $18,082,000 in fiscal 1995 from $15,457,000 in fiscal 1994. This increase was mostly due to growth in earning assets during fiscal 1995 which was partially offset by an increase in interest expense. The increase in cost of funds was primarily due to the utilization of higher cost borrowed funds and time certificates of deposit to fund the earning asset growth. Also, during fiscal 1995 Community experienced a shift in the mix of deposits from the lower cost savings deposits to the higher cost time certificates of deposit. Community's net interest margin for fiscal 1995 was 4.27% compared with 4.25% in fiscal 1994.

Yields Earned and Rates Paid

Interest rate spread represents the difference between the weighted average yield earned on loans and investments and the weighted average rate paid on interest-bearing deposits and borrowed funds.

The fully tax-equivalent yield on earning assets was 8.00% in fiscal 1995 compared to 7.48% in fiscal 1994. The cost of average interest-bearing liabilities in fiscal 1995 and 1994 was 4.15% and 3.62%, respectively. The changes in these yields and costs reflect the trends in market interest rates during fiscal 1995 and 1994, as well as the shift in the composition of deposits to higher rate time certificates from lower costing savings accounts.

Average Balances

During fiscal 1995, Community increased its average earning assets by $60,051,000, or 16.5%, over fiscal 1994. Earning asset growth was mostly in indirect automobile loans through dealers. In order to fund this growth in average earning assets, Community utilized an increase in average borrowed funds of $39,243,000 and growth in average interest-bearing deposits of $16,761,000 over fiscal 1994. Community also experienced growth of $5,411,000 in average non-interest bearing demand deposits for fiscal 1995 over 1994.

Average Balance Sheets and Net Interest and Dividend Income

The following table sets forth certain information relating to Community's average balance sheets, including interest-earning assets, interest-bearing liabilities and net interest income on a fully tax-equivalent basis for the periods indicated:

                                                                    Years Ended June 30,
                                               -----------------------------------------------------------
                                                            1995                           1994
                                               ----------------------------   ----------------------------
                                                Average              Yield/    Average              Yield/
(dollars in thousands)                          Balance   Interest     Rate    Balance   Interest     Rate
-------------------------------------------------------   --------   ------   --------   --------   ------
Assets:
Interest-earning assets:
   Mortgage loans............................ $ 159,449   $ 13,962     8.76% $ 156,058   $ 12,294     7.88%
   Other loans...............................   138,397     12,124     8.76    105,925      9,195     8.68
                                              ---------   --------           ---------   --------     ----
      Total loans(1).........................   297,846     26,086     8.76    261,983     21,489     8.20
   Investment and mortgage-backed
     securities(2)(5)........................   126,058      7,814     6.20    101,870      5,736     5.63
                                              ---------   --------           ---------   --------     ----
      Total interest-earning assets..........   423,904     33,900     8.00    363,853     27,225     7.48
                                              ---------   --------           ---------   --------     ----
Non interest-earning assets..................    25,874                         27,107
Allowance for loan losses....................    (3,620)                        (4,013)
                                              ---------                      ---------
      Total assets........................... $ 446,158                      $ 386,947
                                              =========                      =========
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
  Deposits:
   Savings................................... $ 151,204   $  4,058     2.68  $ 158,020   $  4,231     2.68
   Time certificates.........................   179,448      8,846     4.93    155,871      7,031     4.51
                                              ---------   --------           ---------   --------
      Total deposits.........................   330,652     12,904     3.90    313,891     11,262     3.59
   Borrowed funds............................    50,479      2,914     5.77     11,236        506     4.50
                                              ---------   --------           ---------   --------
      Total interest-bearing liabilities.....   381,131     15,818     4.15    325,127     11,768     3.62
                                              ---------   --------           ---------   --------
Non interest-bearing demand deposits.........    28,963                         23,552
Other liabilities............................     3,364                          7,033
                                              ---------                      ---------
      Total liabilities......................   413,458                        355,712
Stockholders' equity.........................    32,700                         31,235
                                              ---------                      ---------
      Total liabilities and stockholders'
       equity................................ $ 446,158                      $ 386,947
                                              =========                      =========
Net interest income/interest rate spread(3)..             $ 18,082     3.85              $ 15,457     3.86
                                                          ========                       ========
Net interest margin(4).......................                          4.27                           4.25
----------------------------------------------------------------------------------------------------------

(1)  Includes non-accrual loans.
(2) Investment and mortgage-backed securities are shown at average amortized cost.
(3) Interest rate spread is the average yield earned on total earning assets less the average cost paid for interest-bearing liabilities.
(4) The net interest margin during the period equals net interest income divided by average interest-earning assets for the period.
(5) Included in investment and mortgage-backed securities are average balances of non-taxable securities amounting to $2,078,000 and $3,020,000, respectively, and tax equivalent income of $27,000 and $21,000, respectively, for the years ended June 30, 1995 and 1994. Tax equivalent income was calculated using an effective tax rate of 34%.


Provision for Loan Losses

The provision for loan losses is based on management's assessment of the adequacy of the allowance for loan losses after considering known and inherent risks in the loan portfolio, existing and expected economic conditions, the level of non-performing loans, charge-offs, past loan loss experience and loan growth.

During fiscal 1995, $777,000 was provided for loan losses compared to $925,000 in 1994. The allowance for loan losses as a percent of non-performing loans was 183.0% at June 30, 1995 as compared to 361.3% at June 30, 1994. At June 30, 1995, the allowance for loan losses stood at $3,524,000, or 1.1% of total loans as compared to $3,772,000 or 1.4% of total loans at June 30, 1994. Improved asset quality and lower net charge-offs have enabled Community to reduce its loan loss provisions. Net charge-offs for fiscal years 1995 and 1994 were $1,025,000 and $1,258,000, respectively.

While management believes that additions to, and the year-end balance of, the allowance for loan losses are adequate, further provisions to the allowance for loan losses may be necessary if the market in which Community operates deteriorates.

Non-Interest Income

Total non-interest income amounted to $2,201,000 for fiscal 1995 compared to $2,818,000 in fiscal 1994.

Exclusive of loan and security gains, non-interest income steadily increased to $1,552,000 in fiscal 1995 from $1,205,000 in fiscal 1994. This represented a 28.8% increase in 1995 versus the level earned in fiscal 1994. The increases resulted primarily from steady growth in deposit fee and loan servicing income. Growth in service chargeable deposit accounts and increases in selected service fees, implemented during fiscal 1994, were the reasons for the increases in deposit fee income. Continued growth in mortgage loans serviced for others resulted in a corresponding increase in fee income.

Loan sale gains decreased to $501,000 in fiscal 1995 compared to the higher level of $1,089,000 earned during fiscal 1994. This decline resulted from reduced residential mortgage origination volumes caused by the decline in demand for refinancing as market rates rose. Offsetting a portion of the decline experienced in fiscal 1995 was the adoption of SFAS No. 122, Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement No. 65. This was effective July 1, 1994 and resulted in an increase of $170,000 in gains on the sales of loans for fiscal 1995.

Also, Community's opportunities to realize security gains have diminished since fiscal 1994 as market rates rose. Gains on the sale of securities declined from $524,000 in fiscal 1994 to $148,000 in fiscal 1995.


Non-Interest Expense

Total non-interest expense increased by 4.9% to $13,442,000 in fiscal 1995 from $12,811,000 experienced during fiscal 1994 primarily due to major investments made by Community to expand its business lines and product distribution system.

During the fiscal year ended June 30, 1995, Community experienced increases in salaries and benefits and occupancy and equipment expenses primarily due to expanding its business lines and product distribution system. During fiscal 1995, Community opened a new full-service branch office at the Steeplegate Mall located in Concord, New Hampshire, opened a remote automated teller machine in Tilton, New Hampshire, expanded its indirect auto dealer financing programs and established a municipal services department. Also impacting salaries and benefits during fiscal 1995 were additional benefits expense related to pension and the establishment and funding of a 401K benefit plan.

Offsetting a portion of the increased non-interest expense was a reduction in other non-interest expense during fiscal 1995, which was primarily due to reduced legal and other expenses related to the resolution of problem loans.


Income Taxes

Income tax expense for the year ended June 30, 1995 amounted to $1,862,000 for an effective rate of 30.8% and for the year ended June 30, 1994 amounted to $897,000 for an effective rate of 19.9%. The primary reason for the differences between these rates and the statutory rate of 34.0% was due to Community lowering its deferred tax asset valuation reserve by $253,000 for the year ended
June 30, 1995 and by $664,000 for the year ended June 30, 1994.   For further
information on income taxes, see Note 11 of Notes to the Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Independent Auditors' Report


The Stockholders and Board of Directors
Community Bankshares, Inc.:

We have audited the accompanying consolidated balance sheets of Community Bankshares, Inc. and subsidiaries as of December 31, 1996 and 1995 and June 30, 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year ended December 31, 1996, the six months ended December 31, 1995 and for each of the years in the two-year period ended June 30, 1995. These consolidated financial statements are the responsibility of Community's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Bankshares, Inc. and subsidiaries at December 31, 1996 and 1995 and June 30, 1995, and the results of their operations and their cash flows for the year ended December 31, 1996, the six months ended December 31, 1995 and each of the years in the two-year period ended June 30, 1995, in conformity with generally accepted accounting principles.


                                                 /s/ KPMG PEAT MARWICK LLP


Boston, Massachusetts

January 22, 1997

CONSOLIDATED BALANCE SHEETS

Community Bankshares, Inc. and Subsidiaries


                                                                                          December 31,
                                                                                    -----------------------     June 30,
(dollars in thousands, except share data)                                                1996          1995         1995
---------------------------------------------------------------------------------------------     ---------    ---------
Assets
Cash and due from banks (Note 13)................................................   $  20,570     $  19,226    $  17,368
Interest-bearing deposits in other banks.........................................          90        11,967       13,981
                                                                                    ---------     ---------    ---------
      Total cash and cash equivalents............................................      20,660        31,193       31,349
                                                                                    ---------     ---------    ---------
Securities available for sale--amortized cost $71,377 at December 31, 1996,
  $66,467 at December 31, 1995 and $63,129 at June 30, 1995
  (Notes 2, 8 and 9).............................................................      71,710        67,411       63,568
Securities held to maturity--fair value $46,990 at December 31, 1996,
  $47,760 at December 31, 1995 and $65,322 at June 30, 1995
  (Notes 2, 8 and 9).............................................................      47,021        47,525       65,397
Federal Home Loan Bank stock (Notes 2 and 9).....................................       4,571         4,411        4,009
Mortgage loans held for sale.....................................................       1,755         2,940        4,635
Loans (Notes 3 and 9)............................................................     388,484       327,014      321,933
Allowance for loan losses (Note 4)...............................................      (3,905)       (3,667)      (3,524)
                                                                                    ---------     ---------    ---------
      Net loans..................................................................     384,579       323,347      318,409
                                                                                    ---------     ---------    ---------
Premises and equipment (Note 5)..................................................       9,923         8,938        8,140
Real estate acquired by foreclosure (Note 6).....................................         738           566        1,134
Due from broker from security sale...............................................          --         1,710           --
Accrued interest receivable......................................................       3,805         3,724        3,540
Other assets (Notes 6 and 11)....................................................       5,834         6,238        6,843
                                                                                    ---------     ---------    ---------
      Total assets...............................................................   $ 550,596     $ 498,003    $ 507,024
                                                                                    =========     =========    =========
Liabilities and Stockholders' Equity
Liabilities:
   Deposits (Note 7):
    Non-interest bearing demand..................................................   $  52,388     $  39,969    $  37,829
    Savings......................................................................     142,400       137,835      138,620
    Time certificates............................................................     200,999       207,633      196,735
                                                                                    ---------     ---------    ---------
      Total deposits.............................................................     395,787       385,437      373,184
  Borrowed funds (Notes 8 and 9).................................................     108,888        70,936       93,021
  Liability relating to ESOP (Note 12)...........................................          --           118          197
  Accrued interest payable.......................................................       1,463         1,517        1,229
  Other liabilities..............................................................       3,651         3,227        4,418
                                                                                    ---------     ---------    ---------
      Total liabilities..........................................................     509,789       461,235      472,049
                                                                                    ---------     ---------    ---------
Commitments and contingencies (Notes 5, 12 and 13)
Stockholders' equity (Notes 10, 11 and 12):
   Preferred stock, $1.00 par value per share;
    1,000,000 shares authorized, none issued.....................................          --            --           --
   Common stock, $1.00 par value per share;
    3,000,000 shares authorized; issued and outstanding
    2,448,931 at December 31, 1996, 2,382,849
    at December 31, 1995 and 2,380,476 at June 30, 1995..........................       2,449         2,383        2,380
   Additional paid-in capital....................................................      22,266        21,784       21,766
   Retained earnings.............................................................      15,945        12,299       11,068
                                                                                    ---------     ---------    ---------
                                                                                       40,660        36,466       35,214
  Unrealized net gains (losses) on securities
   available for sale, net (Note 3)..............................................         147           578          151
  Unearned compensation expense--ESOP............................................          --          (118)        (197)
  Treasury stock (at cost)--9,655 shares at
      December 31, 1995 and 11,810 at June 30, 1995..............................          --          (158)        (193)
                                                                                    ---------     ---------    ---------
      Total stockholders' equity.................................................      40,807        36,768       34,975
                                                                                    ---------     ---------    ---------
      Total liabilities and stockholders' equity.................................   $ 550,596     $ 498,003    $ 507,024
                                                                                    =========     =========    =========
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Community Bankshares, Inc. and Subsidiaries


                                                                            Year    Six Months            Years Ended
                                                                           Ended         Ended              June 30,
                                                                    December 31,  December 31,     ---------------------
(dollars in thousands, except share data)                                   1996          1995         1995         1994
--------------------------------------------------------------------------------  ------------     ---------------------
Interest and dividend income:
    Loans (Note 3)...................................................   $ 32,976      $ 15,322     $ 26,086     $ 21,489
    Securities available for sale....................................      5,385         2,203        4,441        4,832
    Securities held to maturity......................................      2,610         1,939        2,921          422
    Dividends on Federal Home Loan Bank stock........................        292           137          202          165
    Deposits in other banks..........................................        315           203          223          296
                                                                        --------      --------     --------     --------
      Total interest and dividend income.............................     41,578        19,804       33,873       27,204
                                                                        --------      --------     --------     --------
Interest expense:
    Deposits.........................................................     14,839         7,665       12,904       11,262
    Borrowed funds...................................................      4,918         2,391        2,914          506
                                                                        --------      --------     --------     --------
      Total interest expense.........................................     19,757        10,056       15,818       11,768
                                                                        --------      --------     --------     --------
Net interest and dividend income.....................................     21,821         9,748       18,055       15,436
Provision for loan losses (Note 4)...................................      1,350           498          777          925
                                                                        --------      --------     --------     --------
      Net interest and dividend income after
       provision for loan losses.....................................     20,471         9,250       17,278       14,511
                                                                        --------      --------     --------     --------
Non-interest income:
    Deposit account fees.............................................        848           342          618          469
    Gains on sales of investment securities, net (Note 2)............        540           228          148          524
    Gains on sales of loans, net (Note 1)............................        867           456          501        1,089
    Mortgage servicing income........................................      1,241           556          522          476
    Other............................................................        497           225          412          260
                                                                        --------      --------     --------     --------
      Total non-interest income......................................      3,993         1,807        2,201        2,818
                                                                        --------      --------     --------     --------
Non-interest expense:
    Salaries and employee benefits (Note 12).........................      8,170         3,673        6,763        6,141
    Occupancy and equipment..........................................      2,731         1,115        1,963        1,735
    Foreclosed property (Note 6).....................................        128           156          146           67
    FDIC deposit insurance premiums..................................          4            14          806          814
    Marketing........................................................        632           260          353          348
    Acquisition costs................................................         --           669           --           --
    Other............................................................      5,155         2,132        3,411        3,706
                                                                        --------      --------     --------     --------
      Total non-interest expense.....................................     16,820         8,019       13,442       12,811
                                                                        --------      --------     --------     --------
Income before income taxes...........................................      7,644         3,038        6,037        4,518
Income tax expense (Note 11).........................................      2,689         1,264        1,862          897
                                                                        --------      --------     --------     --------
    Net income.......................................................      4,955         1,774        4,175        3,621
Dividends on preferred stock.........................................         --            --           --           19
                                                                        --------      --------     --------     --------
    Net income available to common stockholders......................   $  4,955      $  1,774     $  4,175     $  3,602
                                                                        ========      ========     ========     ========

Earnings per common and common equivalent share......................   $   2.00      $   0.73     $   1.70     $   1.49
Average number of common and common
 equivalent shares outstanding.......................................  2,477,000     2,434,000    2,458,000    2,424,000
Dividends paid per share.............................................   $   0.61      $   0.29     $   0.51     $   0.24
------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
Community Bankshares, Inc. and Subsidiaries

                                                                                      Unrealized
                                                                                       Net Gains
                                                                                     (Losses) on     Unearned
                                                         Additional                   Securities Compensation
(dollars in thousands,          Preferred         Common    Paid-in     Retained   Available for      Expense   Treasury
except share data)                  Stock          Stock    Capital     Earnings       Sale, Net         ESOP      Stock      Total
-------------------------       ---------      ---------   --------    ---------       ---------     --------   --------   --------
Balances at June 30, 1993.......     $ 63      $   2,318   $ 22,046    $   4,676       $       -     $   (513)     $   -   $ 28,590
 Net income.....................        -              -          -        3,621               -            -          -      3,621
 Amortization of unearned
  compensation-ESOP.............        -              -          -            -               -          158          -        158
 Preferred stock exchange
  for common stock..............      (27)            27          -            -               -            -          -          -
 Redemption of preferred stock..      (36)             -       (250)           -               -            -          -       (286)
 Issuance of common stock through
  stock option and purchase
   plans (Note 12)..............        -             32        166            -               -            -          -        198
 Cash dividends on preferred
  stock.........................        -              -          -          (19)              -            -          -        (19)
 Cash dividends on common
  stock.........................        -              -          -         (408)              -            -          -       (408)
 Change in unrealized net  gains
  (losses) on securities
   available for sale, net......        -              -          -            -            (636)           -          -       (636)
                                     ----      ---------   --------    ---------        --------         ----      -----   --------
Balances at June 30, 1994.......        -          2,377     21,962        7,870            (636)        (355)         -     31,218
 Net income.....................        -              -          -        4,175               -            -          -      4,175
 Amortization of unearned
  compensation-ESOP.............        -              -          -            -               -          158          -        158
 Redemption of preferred
  stock.........................        -              -          1            -               -            -          -          1
 Issuance of common stock through
  stock option and purchase
   plans (Note 12)..............        -              3       (197)           -               -            -        434        240
 Purchase of 42,500 shares of
  treasury stock................        -              -          -            -               -            -       (627)      (627)
 Cash dividends on common
  stock.........................        -              -          -         (977)              -            -          -       (977)
 Change in unrealized net gains
  (losses) on securities available
   for sale, net................        -              -          -            -             787            -          -        787
                                     ----      ---------   --------    ---------        --------         ----      -----   --------
Balances at June 30, 1995.......        -          2,380     21,766       11,068             151         (197)      (193)    34,975
 Net income.....................        -              -          -        1,774               -            -          -      1,774
 Amortization of unearned
  compensation-ESOP.............        -              -          -            -               -           79          -         79
 Issuance of common stock through
  stock option and purchase
   plans (Note 12)..............        -              3         18            -               -            -         35         56
 Cash dividends on common
  stock.........................        -              -          -         (543)              -            -          -       (543)
 Change in unrealized net gains
  (losses) on securities
   available for sale, net......        -              -          -            -             427            -          -        427
                                     ----      ---------   --------    ---------        --------         ----      -----   --------
Balances at December 31, 1995...        -          2,383     21,784       12,299             578         (118)      (158)    36,768
 Net income.....................        -              -          -        4,955               -            -          -      4,955
 Amortization of unearned
  compensation-ESOP.............        -              -          -            -               -          118          -        118
 Issuance of common stock through
  stock option and purchase
   plans (Note 12)..............        -             76        630            -               -            -          -        706
 Stock option tax benefit.......        -              -          -           67               -            -          -         67
 Retirement of treasury stock...        -            (10)      (148)           -               -            -        158          -
 Cash dividends on common stock.        -              -          -       (1,376)              -            -          -     (1,376)
 Change in unrealized net gains
  (losses) on securities available
  for sale, net.................        -              -          -            -            (431)           -          -       (431)
                                     ----      ---------   --------    ---------        --------         ----      -----   --------
Balances at December 31, 1996        $  -      $   2,449   $ 22,266    $  15,945        $    147         $  -      $   -   $ 40,807
                                     ====      =========   ========    =========        ========         ====      =====   ========

-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Community Bankshares, Inc. and Subsidiaries




                                                           Year     Six Months             Years Ended
                                                          Ended          Ended               June 30,
                                                   December 31,   December 31,     -------------------------
(in thousands)                                             1996           1995        1995            1994
---------------------------------------------------------------   ------------     ---------        --------
Cash flows from operating activities:
 Net income.........................................    $ 4,955       $  1,774     $   4,175        $  3,621
 Adjustments to reconcile net income to net
  cash provided by (used in)
  operating activities:
  Provision for loan losses.........................      1,350            498           777             925
  Depreciation and amortization, net................      1,045            829         1,422           1,393
  Gains on sales of investment securities, net             (540)          (228)         (148)           (524)
  Loss on sales and disposal of
   premises and equipment...........................         30              -                            26
  Net (gains) losses on sales and loss
   provisions on real estate acquired
   by foreclosure...................................          2             51           (51)           (130)
  Mortgage loans originated for sale................    (53,391)       (25,593)      (28,655)       (112,813)
  Mortgage loans sold...............................     54,576         27,288        30,126         120,332
  (Increase) decrease in other assets...............      2,308            219        (3,410)          1,736
  Increase (decrease) in other liabilities..........        437           (921)        2,311          (2,890)
                                                       --------       --------     ---------        --------
    Net cash provided by operating activities.......     10,772          3,917         6,547          11,676
                                                       --------       --------     ---------        --------
Cash flows from investing activities:
 Proceeds from sales of securities held to
  maturity..........................................      1,005              -             -               -
 Proceeds from sales of securities available
  for sale..........................................     49,536         13,917        20,925          12,669
 Proceeds from maturities and principal
  payments of securities held to maturity...........     22,978         11,204         6,014          12,494
 Proceeds from maturities and principal
  payments of securities available for sale.........     34,640         10,369        13,091          40,136
 Purchase of securities held to maturity............    (17,616)        (4,000)      (30,034)        (40,075)
 Purchase of securities available for sale..........    (84,120)       (16,616)      (20,917)        (45,319)
 Net (increase) decrease in FHLB stock..............       (160)          (402)       (1,969)            403
 Net increase in loans..............................    (77,426)       (22,875)      (78,694)        (37,077)
 Proceeds from sales of automobile loans............      4,069         16,867         9,777               -
 Capitalized expenses on real estate
  acquired by foreclosure...........................         (5)             -          (232)            (65)
 Proceeds from disposition of real estate
  acquired by foreclosure...........................        540            937           984           2,404
 Proceeds from sales of premises and equipment               16              -             -              28
 Additions to premises and equipment................     (2,276)        (1,312)       (1,317)         (1,008)
 Cash paid for mortgage servicing rights............          -         (1,755)         (453)              -
                                                       --------       --------     ---------        --------
  Net cash provided by (used in) investing
   activities.......................................    (68,819)         6,334       (82,825)        (55,410)
                                                       --------       --------     ---------        --------
Cash flows from financing activities:
 Net increase (decrease) in time certificates
  of deposit........................................     (6,634)        10,898        41,264          (3,067)
 Net increase (decrease) in demand, NOW,
  savings and money market deposit accounts.........     16,984          1,355       (14,469)         17,276
 Proceeds from borrowings...........................    187,292        103,318       165,945          31,382
 Repayments of borrowings...........................   (149,340)      (125,403)      (98,910)        (13,394)
 Repayments of liability relating to ESOP...........       (118)           (79)         (158)           (158)
 Proceeds from issuance of common stock.............        706             53           175             171
 Purchase of treasury stock.........................          -              -          (627)              -
 Redemption of preferred stock......................          -              -             -            (286)
 Dividends paid on preferred stock..................          -              -             -             (19)
 Dividends paid on common stock.....................     (1,376)          (549)         (993)           (416)
                                                       --------       --------     ---------        --------
   Net cash provided by (used in) financing
    activities......................................     47,514        (10,407)       92,227          31,489
                                                       --------       --------     ---------        --------
   Net increase (decrease) in cash and cash
    equivalents.....................................    (10,533)          (156)       15,949         (12,245)
Cash and cash equivalents at beginning of
 period.............................................     31,193         31,349        15,400          27,645
                                                       --------       --------     ---------        --------
Cash and cash equivalents at end of period..........   $ 20,660        $31,193       $31,349        $ 15,400
                                                       ========       ========     =========        ========
Supplemental cash flow information:
 Cash paid for:
  Income taxes, net.................................   $  2,017        $ 1,112       $ 1,528        $  1,186
  Interest..........................................     19,811          9,767        15,316          11,725
Supplemental schedule of non-cash activities:
 Transfer of securities to available for
  sale (Note 2).....................................   $      -        $10,666       $     -        $ 56,028
 Transfer of securities from available
  for sale to held to maturity, net.................      5,730              -             -          16,113
 Mortgage loans securitized during the period            10,698              -         5,551          19,625
 Additions to real estate acquired by
  foreclosure.......................................        709            420           999             477
 Change in net unrealized gains (losses) on
  securities available for sale, net................       (431)           427           787            (636)
------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Community Bankshares, Inc. and Subsidiaries

(1) Summary of Significant Accounting Policies


Basis of Presentation

The consolidated financial statements include the accounts of Community Bankshares, Inc. and its wholly-owned subsidiaries ("Community"); Concord Savings Bank ("Concord"), its wholly owned subsidiary, Community Mortgage, Inc. and its wholly owned subsidiary for indirect lending, Bancredit Corporation ("Bancredit"); and Centerpoint Bank ("Centerpoint"). All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in prior years have been reclassified to conform with the current year's presentation.

Community is a shareholder owned bank holding company organized in 1985 under New Hampshire statutes to acquire Concord upon its conversion from a mutual savings bank to a stock guaranty savings bank on May 8, 1986. Concord was originally chartered by the New Hampshire legislature in 1872. Centerpoint was formed in 1989 as a New Hampshire-chartered guaranty savings bank and in 1995 completed its conversion to a state-chartered trust company. Community acquired Centerpoint in 1996 in a transaction accounted for as a pooling-of-interest. Community is regulated by the Federal Reserve Board, and Concord and Centerpoint by the Bank Commissioner of the State of New Hampshire and by the Federal Deposit Insurance Corporation ("FDIC"). Concord and Centerpoint are each members of the Federal Home Loan Bank of Boston.

On August 29, 1995, Community announced a definitive agreement by which Centerpoint would merge into Community, with the resulting entity being Community. The agreement provided that stockholders of Centerpoint would receive in a tax free exchange, shares of Community common stock in accordance with an exchange ratio of 1.073 common shares of Community for each common share of Centerpoint. The transaction which was accounted for under the pooling-of-interest method was completed on March 20, 1996. Under the pooling-of-interest method, the recorded amounts of assets and liabilities of Community and Centerpoint have been carried forward at their previously recorded amounts. At March 20, 1996, Centerpoint had total assets of $88.6 million and total stockholders' equity of $6.2 million.

Revenues and expenses have been retroactively restated as if Community and Centerpoint were combined for the entire fiscal period in which the merger occurred and for all periods prior to the merger at previously recorded amounts.

Net income for the individual entities was as follows:

                                         Community  Centerpoint
(in thousands)                          Bankshares         Bank   Combined
--------------------------------------------------  -----------   --------
Six months ended December 31, 1995.....   $ 1,371        $ 403     $ 1,774
Year ended June 30, 1995...............   $ 3,287        $ 888     $ 4,175
Year ended June 30, 1994...............   $ 3,090        $ 531     $ 3,621
--------------------------------------------------------------------------

The principal business of Community consists of originating residential mortgage loans on property located primarily in New Hampshire, commercial loans and consumer loans and attracting deposits to fund these assets. Under the name Bancredit, Concord is active throughout the state in originating consumer automobile, recreational vehicle and boat loans. Concord also provides banking and financial advisory services to municipalities and public agencies throughout New Hampshire.

Effective December 31, 1995, Community changed its fiscal year end from June 30 to December 31. The financial statements and notes thereto have been presented accordingly to transition this change in fiscal year end.

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

Material estimates that are susceptible to change because of changing market conditions relate to the determination of the allowance for loan losses, valuation of real estate acquired by foreclosure and the carrying value of mortgage servicing rights.

Investment and Mortgage-Backed Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and carried at amortized cost. Investments that are purchased and held principally for the purpose of selling them in the near term are classified as "trading" and carried at fair value, with unrealized gains and losses included in earnings. Investments not classified as either "held to maturity" or "trading" are classified as "available for sale" and carried at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of related taxes. When a debt security is transferred into the "held to maturity" category from the "available for sale" category, the unrealized gain or loss at the transfer date continues to be reported as a separate component of stockholders' equity, net of related taxes, and is amortized over the remaining life of the related security as a yield adjustment. If a decline in fair value below the amortized cost basis of an investment is judged by management to be other than temporary, the cost basis of the investment is written down to fair value and the amount of the writedown is included in earnings.

Premiums and discounts on investment and mortgage-backed securities are recognized in the statements of income using a method that approximates the level-yield method over the lives of the securities. Gains and losses on securities are recognized when realized with the cost basis of investments sold determined on a specific identification basis.

Loans

Interest income on loans is recognized on the accrual method. Accrual of interest income on loans and amortization of net deferred fees are discontinued when loan payments are 90 days or more past due or earlier when concern exists as to the ultimate collection of principal or interest. When loans are placed on non-accrual status, the interest receivable on the loan is reversed against interest income of the current period. Non-performing loans are generally not returned to performing status until the obligation is brought current, the loan becomes well-secured and in the process of collection and, in either case, when concern no longer exists as to the collectibility of principal or interest. Interest received on non-accruing loans is either applied against principal or reported as income according to management's judgment as to the collectibility of principal. Income received on impaired loans is recognized in income similar to non-accrual loans.

Loan origination fees and related direct incremental loan origination costs are deferred and amortized over the life of the related loans as yield adjustments using the level-yield method. When loans are sold or paid-off, the unamortized fees and costs are transferred to income.

Impaired loans are commercial, commercial real estate, and individually significant mortgage and consumer loans for which it is probable that Community will not be able to collect all amounts due according to the contractual terms of the loan agreement. The definition of "impaired loans" is not the same as the definition of "non-accrual loans," although the two categories overlap. Non-accrual loans include impaired loans and are those on which the accrual of interest is discontinued when collectibility of principal or interest is uncertain or payments of principal or interest have become contractually past due 90 days. Community may choose to place a loan on non-accrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired, if (i) it is probable that Community will collect all amounts due in accordance with the contractual terms of the loan or (ii) the loan is not a commercial, commercial real estate or an individually significant mortgage or consumer loan. Factors considered by management in determining impairment include payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected cash flows related to the loan, using the original contractual interest rate, and its recorded value, or, as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral. Mortgage and consumer loans which are not individually significant are measured for impairment collectively. Loans that experience insignificant payment delays and insignificant shortfalls in payment amounts generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Loan Sale Activity

Loans held for sale are carried at the lower of aggregate cost or market value, based upon commitments from investors to purchase such loans and upon prevailing market conditions. Net unrealized losses, if any, are provided for in a valuation allowance by charges to operations. When loans are sold, a gain or loss is recognized to the extent that the sales proceeds exceed or are less than the carrying value of the loans. Gains and losses are determined using the specific identification method.

Gains and losses on loans sold with servicing rights retained are adjusted to recognize the difference between the present value of future service fee income and a normal service fee. The resulting excess loan servicing rights are amortized as a reduction of service fee income using the level-yield method over the remaining lives of the loans adjusted by expected prepayments. Actual loan prepayment experience is reviewed periodically and the carrying value of excess loan servicing rights is reduced when actual prepayment experience exceeds that originally estimated.

Community recognizes as separate assets the rights to service mortgage loans for others. When Community acquires mortgage servicing rights either through the purchase or origination of mortgage loans (originated mortgage loan servicing rights) and sells or securitizes those loans with servicing rights retained, it allocates the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. When Community purchases mortgage loan servicing rights (purchased mortgage loan servicing rights) separately, the initial purchase cost is recognized as an asset. Originated and purchased mortgage loan servicing rights are amortized to other non-interest expense in proportion to, and over the period of, estimated net servicing income by use of the level-yield method.

On a quarterly basis, Community assesses the carrying values of originated and purchased mortgage servicing rights for impairment based on the fair value of such rights. A valuation model that calculates the present value of future cash
flows is used to estimate such fair value.   The risk characteristics of the
underlying loans used to stratify loans to measure impairment of originated and purchased mortgage loan servicing rights include loan type, interest rate, loan origination date, term to maturity, and geographic location. This valuation model incorporates assumptions that market participants would use in estimating future net servicing income including estimates of prepayment speeds, the cost of servicing loans, discount rate, float value, ancillary income and default rates. Any impairment is recognized as a charge to earnings through a valuation allowance.

Effective January 1, 1997, in accordance with SFAS No. 125, the carrying amounts of mortgage servicing rights and excess loan servicing rights will be combined and evaluated for impairment based upon fair value.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level believed by management to be adequate to meet reasonably foreseeable loan losses on the basis of many factors including the risk characteristics of the portfolio, underlying collateral, current and anticipated economic conditions that may affect the borrower's ability to pay, specific problem loans, and trends in loan delinquencies and charge-offs. Losses on loans are provided for under the allowance method of accounting. The allowance is increased by provisions charged to earnings and reduced by loan charge-offs, net of recoveries. Loans, including impaired loans, are charged-off in whole or in part when, in management's opinion, collectibility is remote.

While management uses available information to establish the allowance for loan losses, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Concord's and Centerpoint's allowance for loan losses. Such agencies may require Concord and Centerpoint to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

Premises and Equipment

Land is stated at cost. Bank buildings, improvements and equipment are carried at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives of the respective assets on the straight-line method for buildings and improvements and on the straight-line and double-declining balance methods for equipment.

Real Estate Acquired by Foreclosure

Real estate acquired by foreclosure includes foreclosed properties where Community is in possession of the collateral. Real estate acquired by foreclosure in settlement of loans is recorded at the lower of the carrying amount of the loan or the fair value of the property received minus costs to sell.

Losses arising from the acquisition of such properties or from the writedowns to fair values of loans foreclosed or in the process of foreclosure are charged against the allowance for loan losses. Operating expenses and any subsequent provisions to reduce the carrying amount to net fair value are charged to current period earnings. Gains upon disposition are reflected in earnings as realized. Realized losses are charged to the allowance for losses on real estate acquired by foreclosure.

Income Taxes

Community uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Share

Earnings per share is based on the weighted average number of common and common stock equivalents outstanding during the period.

Stock Option Plan

Prior to January 1, 1996, Community accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, Community adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. Community has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No.123.

Recent Accounting Developments

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. However, SFAS No. 127, Deferral of the Effective Date of Certain Provisions of SFAS No. 125, requires the deferral of implementation as it relates to repurchase agreements, dollar-rolls, securities lending and similar transactions until years beginning after December 31, 1997. Earlier or retrospective applications of this Statement are not permitted. This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Management of Community does not expect that adoption of SFAS No. 125 will have a material impact on Community's financial position, results of operations or liquidity.

(2) Investment and Mortgage-Backed Securities
The amortized cost and estimated fair values of investment and mortgage-backed securities were as follows:

                                                 Available for Sale                             Held to Maturity
                                    --------------------------------------------   -------------------------------------------
                                    Amortized  Unrealized  Unrealized       Fair   Amortized  Unrealized  Unrealized      Fair
(in thousands)                           Cost       Gains      Losses      Value        Cost       Gains      Losses     Value
---------------------------------------------  ----------  ----------    -------   ---------  ----------  ----------   -------
December 31, 1996:
Investment securities:
 U.S. Gov't & Agency obligations..... $35,453     $   293     $    40    $35,706     $26,466      $    43    $   115   $26,394
 Municipal investments...............   1,564           -           -      1,564           -            -          -         -
 Marketable equity securities........     301         174           -        475           -            -          -         -
 Other debt securities...............     754           -          12        742           -            -          -         -
                                      -------     -------     -------    -------     -------      -------    -------   -------
                                       38,072         467          52     38,487      26,466           43        115    26,394
                                      -------     -------     -------    -------     -------      -------    -------   -------
Mortgage-backed securities:
 FHLMC...............................  10,874           7          96    $10,785      16,049           57         49   $16,057
 FNMA................................  15,112         100         156     15,056       4,506           33          -     4,539
 Other...............................   7,319          70           7      7,382           -            -          -         -
                                      -------     -------     -------    -------     -------      -------    -------   -------
                                       33,305         177         259     33,223      20,555           90         49    20,596
                                      -------     -------     -------    -------     -------      -------    -------   -------
  Total investment securities:....... $71,377     $   644     $   311    $71,710     $47,021      $   133    $   164   $46,990
                                      =======     =======     =======    =======     =======      =======    =======   =======
December 31, 1995:
Investment securities:
 U.S. Gov't & Agency obligations..... $30,892     $   758     $    23    $31,627     $34,953      $   253    $    38   $35,168
 Municipal investments...............     971           -           -        971           -            -          -         -
 Marketable equity securities........     181         115          30        266           -            -          -         -
 Other debt securities...............   1,256           -          26      1,230           -            -          -         -
 Other...............................     113           -           -        113           -            -          -         -
                                      -------     -------     -------    -------     -------      -------    -------   -------
                                       33,413         873          79     34,207      34,953          253         38    35,168
                                      -------     -------     -------    -------     -------      -------    -------   -------
Mortgage-backed securities:
 FHLMC...............................  11,340          67          98     11,309      10,621           23         36    10,608
 FNMA................................  17,853         236         134     17,955       1,844           33          -     1,877
 Other...............................   3,861          92          13      3,940         107            -          -       107
                                      -------     -------     -------    -------     -------      -------    -------   -------
                                       33,054         395         245     33,204      12,572           56         36    12,592
                                      -------     -------     -------    -------     -------      -------    -------   -------
  Total investment securities........ $66,467     $ 1,268     $   324    $67,411     $47,525      $   309    $    74   $47,760
                                      =======     =======     =======    =======     =======      =======    =======   =======
June 30, 1995:
Investment securities:
 U.S. Gov't & Agency obligations..... $32,810     $   364     $    84    $33,090     $37,907      $   161    $   174   $37,894
 Municipal investments...............     987           -           -        987       2,750            -          -     2,750
 Marketable equity securities........     182          87          40        229           -            -          -         -
 Other debt securities...............   1,256           -          45      1,211       3,944           54          -     3,998
 Other...............................     110           -           -        110           -            -          -         -
                                      -------     -------     -------    -------     -------      -------    -------   -------
                                       35,345         451         169     35,627      44,601          215        174    44,642
                                      -------     -------     -------    -------     -------      -------    -------   -------
Mortgage-backed securities:
 FHLMC...............................   6,136           8          92      6,052      12,773           35        163    12,645
 FNMA................................  12,566         254          22     12,798       6,902           43         32     6,913
 Other...............................   9,082          89          80      9,091       1,121            3          2     1,122
                                      -------     -------     -------    -------     -------      -------    -------   -------
                                       27,784         351         194     27,941      20,796           81        197    20,680
                                      -------     -------     -------    -------     -------      -------    -------   -------
  Total investment securities........ $63,129     $   802     $   363    $63,568     $65,397      $   296    $   371   $65,322
                                      =======     =======     =======    =======     =======      =======    =======   =======
------------------------------------------------------------------------------------------------------------------------------

As a member of the Federal Home Loan Bank ("FHLB") of Boston, Concord and Centerpoint are required to invest in $100 par value stock of the FHLB of Boston in the amount of 1% of its outstanding loans secured by residential housing, or 1% of 30% of total assets, or 5% and 17.42% for Concord and Centerpoint, respectively, of its outstanding advances from the FHLB of Boston, whichever is highest. When such stock is redeemed, Concord and Centerpoint would receive from the FHLB of Boston an amount equal to the par value of the stock. As of December 31, 1996, Concord and Centerpoint were required to have an investment of at least $3,796,000.

An analysis of realized gains and losses on investment and mortgage-backed securities available and held for sale for the periods indicated is as follows:

                                                                                   Years Ended June 30,
                               Year Ended        Six Months Ended         -------------------------------------------
                            December 31, 1996    December 31, 1995                1995                   1994
                           -------------------  -------------------       --------------------   --------------------
                           Realized   Realized  Realized   Realized       Realized    Realized   Realized    Realized
(in thousands)                Gains     Losses     Gains     Losses          Gains      Losses      Gains      Losses
-----------------------------------   --------  --------   --------       --------    --------   --------    --------
Debt securities..........  $      -   $      -  $      -   $      -       $      -    $      -   $      -    $      -
Marketable equity
 securities..............         1          -         -          -              -           -          -           -
Mortgage-backed
 securities..............       386         10         -          -              -           -          -           -
Investments, available
 and held for sale.......       163          -       228          -            171          23        531           7
                           --------   --------  --------   --------       --------    --------   --------    --------
                           $    550   $     10  $    228   $      -       $    171    $     23   $    531    $      7
                           ========   ========  ========   ========       ========    ========   ========    ========
---------------------------------------------------------------------------------------------------------------------

The following table sets forth the maturity distribution of investment securities (excluding marketable equity securities) at December 31, 1996.


                                                    After One But       After Five But
                               Within One Year    Within Five Years    Within Ten Years      After Ten Years           Total
                            -------------------  -------------------  -------------------  --------------------  -------------------
                            Amortized      Fair  Amortized      Fair  Amortized      Fair  Amortized       Fair  Amortized      Fair
(in thousands)                   Cost     Value       Cost     Value       Cost     Value       Cost      Value       Cost     Value
-------------------------------------    ------  ---------   -------  ---------   -------  ---------    -------  ---------   -------
Available for sale:
 U.S. Government and
  Agency obligations.......... $5,015    $5,005    $19,463   $19,620    $10,975   $11,081    $     -    $     -    $35,453   $35,706
 Municipal investments........  1,166     1,166        398       398          -         -          -          -      1,564     1,564
 Mortgage-backed securities...  1,076     1,074      2,985     2,980      5,203     5,138     24,041     24,031     33,305    33,223
 Other debt securities........      -         -        501       496          -         -        253        246        754       742
                               ------    ------    -------   -------    -------   -------    -------    -------    -------   -------
  Total....................... $7,257    $7,245    $23,347   $23,494    $16,178   $16,219    $24,294    $24,277    $71,076   $71,235
                               ======    ======    =======   =======    =======   =======    =======    =======    =======   =======
Held to maturity:
 U.S. Government and
  Agency obligations.......... $7,012    $7,008    $19,454   $19,385    $     -   $     -    $     -    $     -    $26,466   $26,393
 Municipal investments........      -         -          -         -          -         -          -          -          -         -
 Mortgage-backed securities...    571       573     12,655    12,671      6,930     6,951        399        402     20,555    20,597
 Other debt securities........      -         -          -         -          -         -          -          -          -         -
                               ------    ------    -------   -------    -------   -------    -------    -------    -------   -------
  Total....................... $7,583    $7,581    $32,109   $32,056    $ 6,930   $ 6,951    $   399    $   402    $47,021   $46,990
                               ======    ======    =======   =======    =======   =======    =======    =======    =======   =======
------------------------------------------------------------------------------------------------------------------------------------


Mortgage-backed securities are expected to have shorter average lives than their contractual maturities because borrowers may repay obligations without prepayment penalties. In a declining interest rate environment, prepayments on mortgage-backed securities are likely to accelerate. In a rising interest rate scenario, prepayments on mortgage-backed securities are likely to slow.

At December 31, 1996, Community owned callable securities totaling $36,500,000 of which $21,000,000 were held in the available for sale portfolio and $15,500,000 were in the held to maturity portfolio. All such notes are direct obligations of various government agencies. Approximately $23,500,000 million of these securities will be called on their call dates based on the current rate environment. Final maturities ranged from three to ten years with call dates ranging from three months to three years.

In June 1996, Community transferred securities with a fair value of $5,730,000 from its available for sale portfolio to its held to maturity portfolio. The transfer was a result of a strategic decision made by management to hold a larger percentage of Community's securities to maturity. At the time of the transfer, the securities had an unrealized loss of $252,000. This unrealized loss is being amortized over the life of the securities transferred, which is approximately four years.

In 1995, the Financial Accounting Standards Board allowed a one-time reassessment of the appropriateness of the classification of all securities held, and Community reclassified $10,666,000 of securities held to maturity to available for sale during November 1995. At the time of reclassification, there were $58,000 in unrealized gains and $165,000 in unrealized losses relating to the securities transferred.

The "net unrealized gain on investment securities available for sale" included in the stockholders' equity section of Community's balance sheet as of December 31, 1996 consists of two components: net unrealized gain on investment securities available for sale of $333,000, net of deferred income taxes of $127,000; and net remaining loss related to investment securities transferred during 1996 from the available for sale portfolio to the held to maturity portfolio of $95,000, net of deferred income taxes of $36,000.

(3) Loans

Community's lending activities are concentrated primarily in central and southern New Hampshire. Community grants single family residential loans, commercial real estate loans, commercial loans, indirect automobile and recreational vehicle loans through dealers and a variety of other consumer loans. In addition, Community grants loans for the construction of residential homes and commercial real estate properties, and for the development of land. The ability and willingness of residential mortgage and consumer loan borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the borrower's geographic areas and real estate values. The ability and willingness of commercial real estate, construction loan and commercial borrowers to honor their repayment commitments is generally dependent on the health of the real estate economic sector in the borrower's geographic areas and the general economy.

The composition of loans for the periods indicated is as follows:

                                                    At December 31,
                                                -------------------------   At June 30,
(in thousands)                                         1996          1995          1995
-----------------------------------------------------------      --------   -----------
Mortgage loans:
  Residential...................................   $ 75,853      $ 73,051      $ 68,927
  Home equity...................................     21,325        17,586        18,489
  Construction..................................     10,452         7,570         4,578
  Commercial....................................     87,408        78,673        73,368
                                                   --------      --------      --------
 Total mortgage loans...........................    195,038       176,880       165,362

Other loans:
  Indirect automobile and recreational vehicle..    121,151        92,845       102,867
  Mobile home...................................     10,226        11,677        12,427
  Other installment.............................      6,101         5,461         4,760
  Other consumer................................      5,175         4,881         4,631
  Commercial....................................     49,282        34,447        31,193
                                                   --------      --------      --------
Total other loans...............................    191,935       149,311       155,878

  Deferred loan origination costs...............      1,511           823           693
                                                   --------      --------      --------
    Total loans.................................   $388,484      $327,014      $321,933
                                                   ========      ========      ========
---------------------------------------------------------------------------------------

In the ordinary course of business, Community has granted loans to executive officers and directors, and their related interests, on substantially the same terms, including interest and collateral, as those prevailing at the time for comparable transactions with unrelated borrowers. The aggregate amount of these loans at December 31, 1996 was $191,000. Activity in these loans during the year ended December 31, 1996 included loan additions of $41,000, and loan repayments of $349,000. The aggregate amount of these loans at December 31, 1995 was $499,000. Activity during the six months ended December 31, 1995 included loan additions of $123,000 and loan repayments of $155,000. The aggregate amount of these loans at June 30, 1995 was $531,000. Activity in these loans during the year ended June 30, 1995 included loan additions of $188,000 and loan repayments of $215,000.

Prior to January 1, 1996, Community from time to time originated automobile consumer finance contracts through an automobile dealership owned and operated by one of its directors, subject to Concord's credit approval, on terms comparable to those accorded other dealers. The Director currently has no continuing relationships with the dealership. Contracts amounting to $319,000 during the six months ended December 31, 1995 and $1,003,000 during the fiscal year ended June 30, 1995 were originated through the dealership.

Loans on non-accrual at December 31, 1996 and 1995, and June 30, 1995 totaled $1,392,000, $1,630,000 and $1,926,000, respectively. At December 31, 1996 and
1995, loans delinquent 90 days and still accruing amounted to $169,000 and $69,000, respectively. At June 30, 1995 there were no loans that were 90 days or more past due and still accruing.

At December 31, 1996 and 1995, total impaired loans were $505,000 and $819,000, respectively. Of the total impaired loans at December 31, 1996, none required a related allowance. At December 31, 1995, the portion of the allowance for loan losses allocated to impaired loans was $272,000. All of the impaired loans have been measured using the fair value of the collateral method. During the year ended December 31, 1996, the average recorded value of impaired loans was $660,000 and the related amount of interest income recognized was $7,000, which included $3,000 of interest income recognized using the cash basis method of income recognition. Approximately $57,000 of interest income would have been recognized under original terms. During the six months ended December 31, 1995, the average recorded value of impaired loans was $605,000 and income of $17,000 was earned. The recognition policy of interest income on impaired loans is the same for non-accrual loans.

The reduction in interest income for the periods indicated associated with non-accrual and restructured loans held at the end of such periods is as follows:

                                                           Six     Years Ended
                                      Year Ended  Months Ended       June 30,
                                    December 31,  December 31,   --------------
(in thousands)                              1996          1995     1995    1994
------------------------------------------------  ------------   ------   -----
Income in accordance with
 original terms....................        $  95         $  71    $ 162   $  68
Income recognized..................          (25)           (9)     (71)    (42)
                                           -----         -----    -----   -----
Foregone income....................        $  70         $  62    $  91   $  26
                                           =====         =====    =====   =====
-------------------------------------------------------------------------------

At December 31, 1996 and 1995 and June 30, 1995, the principal balance of residential mortgage loans serviced by Concord for others amounted to $350,958,000, $345,328,000 and $351,512,000, respectively. At December 31, 1996 and 1995 and June 30, 1995, the principal balance of indirect automobile loans serviced by Community for others amounted to $17,152,000, $25,942,000 and $11,536,000, respectively.

Following is an analysis of activity concerning loan servicing rights from June 30, 1995 to December 31, 1996:


                                                                      Originated         Purchased
                                                   Excess Loan     Mortgage Loan     Mortgage Loan
(in thousands)                                Servicing Rights  Servicing Rights  Servicing Rights
--------------------------------------------------------------  ----------------  ----------------
Balance at June 30, 1995..........................       $ 137              $179            $2,257
 Valuation allowance..............................          --                (9)               --
                                                         -----              ----            ------
Carrying amount at June 30, 1995..................         137               170             2,257
 Originations and acquisitions during the period..         247               101                --
 Receipt of purchase price adjustments............          --                --              (117)
 Amortization.....................................         (69)              (17)             (115)
 Change in valuation allowance....................          --                (6)              (75)
                                                         -----              ----            ------
Carrying amount at December 31, 1995..............         315               248             1,950
 Originations and acquisitions during the period..          37               451                --
 Amortization.....................................        (231)              (70)             (376)
 Change in valuation allowance....................          --                 7                --
                                                         -----              ----            ------
Carrying amount at December 31, 1996..............       $ 121              $636            $1,574
                                                         =====              ====            ======
--------------------------------------------------------------------------------------------------

(4) Allowance for Loan Losses

Activity in the allowance for loan losses is as follows:

                                                     Six Months          Years Ended
                                       Year Ended         Ended            June 30,
                                     December 31,  December 31,     --------------------
(in thousands)                               1996          1995        1995         1994
-------------------------------------------------  ------------     -------      -------
Balance at beginning of period............ $3,667        $3,524      $3,772       $4,105
Provision for loan losses.................  1,350           498         777          925
Recoveries on loans previously
 charged-off..............................    303           361         482          672
                                           ------        ------      ------       ------
                                            5,320         4,383       5,031        5,702
Less loans charged-off....................  1,415           716       1,507        1,930
                                           ------        ------      ------       ------
Balance at end of period.................. $3,905        $3,667      $3,524       $3,772
                                           ======        ======      ======       ======
----------------------------------------------------------------------------------------

(5) Premises and Equipment
The major categories of Community's premises and equipment are as follows:



                                               At December 31,                   Estimated
                                         -----------------------  At June 30,  Useful Life
(in thousands)                              1996            1995         1995     in Years
------------------------------------------------         -------      -------  -----------
Land.................................... $ 1,145         $ 1,014      $ 1,014
Buildings...............................   8,217           7,796        7,178     15 to 40
Leasehold improvements..................     548             413          412      5 to 15
Construction in process.................      89             398          303
Furniture and equipment.................   6,902           5,261        4,664      2 to 20
Furniture and equipment under
 capital leases.........................     486             552          552       3 to 5
                                         -------         -------      -------
                                          17,387          15,434       14,123
Less accumulated depreciation...........   7,464           6,496        5,983
                                         -------         -------      -------
                                         $ 9,923         $ 8,938      $ 8,140
                                         =======         =======      =======
------------------------------------------------------------------------------------------

Depreciation and amortization of Community's premises and equipment included in operating expenses for the year ended December 31, 1996, six months ended December 31, 1995 and years ended June 30, 1995 and 1994 amounted to $1,245,000, $515,000, $946,000 and $859,000, respectively.

Community is obligated under various non-cancelable operating leases as well as the capital leases included above, some of which provide for periodic adjustments. At December 31, 1996, minimum lease payments for capital and operating leases were as follows:


                                                      Operating        Capital
(in thousands)                                           Leases         Leases
---------------------------------------------------------------        -------
Payable:
 Within 1 year......................................... $   428          $ 140
 From 1 to 2 years.....................................     429            124
 From 2 to 3 years.....................................     348             29
 From 3 to 4 years.....................................     312             --
 From 4 to 5 years.....................................     186             --
 After 5 years.........................................     446             --
                                                        -------          -----
Total minimum lease payments...........................   2,149            293
Less amount representing interest......................      --             19
                                                        -------          -----
                                                        $ 2,149          $ 274
                                                        =======          =====
------------------------------------------------------------------------------

Total operating lease expense for the year ended December 31, 1996, six months ended December 31, 1995 and for the years ended June 30, 1995 and 1994 amounted to $377,000, $128,000, $223,000 and $143,000, respectively.

(6) Real Estate Acquired by Foreclosure

Composition of real estate acquired by foreclosure is as follows:

                                               At December 31,
                                             -------------------     At June 30,
(in thousands)                                 1996         1995            1995
---------------------------------------------------       ------     -----------
Single family housing projects............   $   14       $   14          $   14
Retail and office.........................       67          247             247
Non-retail commercial.....................       63           --              --
Residential...............................      594          305             873
                                             ------       ------          ------
                                             $  738       $  566          $1,134
                                             ======       ======          ======
--------------------------------------------------------------------------------

The above summary excludes $114,000, $225,000 and $277,000, respectively, of repossessed mobile homes and $174,000, $108,000 and $91,000, respectively, of repossessed automobiles at December 31, 1996 and 1995 and June 30, 1995 which are included in other assets in the accompanying balance sheets.

An analysis of real estate acquired by foreclosure for the periods indicated is as follows:

                                                                         Six Months          Year
                                                           Year Ended         Ended         Ended
                                                         December 31,  December 31,      June 30,
(in thousands)                                                   1996          1995          1995
---------------------------------------------------------------------  ------------      --------
Balance at beginning of period..............................    $ 566        $1,134        $  836
 Foreclosures and properties substantively repossessed......      709           420           999
 Capitalized expenses.......................................        5            --           232
 Sales proceeds.............................................     (540)         (937)         (984)
 Gains (losses) on sales and loss provisions, net...........       (2)          (51)           51
                                                                -----        ------        ------
Balance at end of period....................................    $ 738        $  566        $1,134
                                                                =====        ======        ======
-------------------------------------------------------------------------------------------------

An analysis of foreclosed property expense for the periods indicated is as follows:

                                                    Six Months    Years Ended
                                     Year Ended          Ended      June 30,
                                    December 31,  December 31,   -------------
(in thousands)                              1996          1995    1995    1994
------------------------------------------------  ------------   -----   -----
Foreclosure and holding costs..........    $ 126         $ 105   $ 197   $ 197
(Recoveries) and loss provisions
 during the period, net................        4           100     (24)     --
Gains on sales, net....................       (2)          (49)    (27)   (130)
                                           -----         -----   -----   -----
                                           $ 128         $ 156   $ 146   $  67
                                           =====         =====   =====   =====
------------------------------------------------------------------------------

(7) Deposits

The composition of deposits for the periods indicated is as follows:

                                                                   At December 31,
                                                              -------------------------     At June 30,
(in thousands)                                                        1996         1995            1995
--------------------------------------------------------------------------     --------        --------
Non-interest bearing demand deposits...........................  $  52,388     $ 39,969        $ 37,829
                                                                 ---------     --------        --------
Savings deposits:
  Savings, club and escrow accounts............................     86,914       92,396          92,675
  Interest-bearing NOW accounts................................     36,254       33,309          32,322
  Money market accounts........................................     19,232       12,130          13,623
                                                                 ---------     --------        --------
    Total savings deposits.....................................    142,400      137,835         138,620
                                                                 ---------     --------        --------
Time certificates of deposit...................................    200,999      207,633         196,735
                                                                 ---------     --------        --------
    Total deposits.............................................   $395,787     $385,437        $373,184
                                                                 =========     ========        ========

-------------------------------------------------------------------------------
At December 31, 1996 and 1995 and June 30, 1995, time certificate of deposit accounts with balances of $100,000 or more amounted to $30,114,000, $31,646,000 and $23,456,000, respectively.

A summary of interest expense on deposits for the periods indicated follows:

                                                                 Six Months        Years Ended
                                                   Year Ended         Ended          June 30,
                                                 December 31,  December 31,     -----------------
(in thousands)                                           1996          1995        1995      1994
-------------------------------------------------------------     ---------     -------   -------
Savings deposits:
  Savings, club and escrow accounts..............    $ 2,552      $  1,397      $ 3,089   $ 3,271
  Interest-bearing NOW accounts..................        418           230          526       495
  Money market accounts..........................        407           190          443       465
                                                     -------      --------      -------   -------
  Total savings deposits.........................      3,377         1,817        4,058     4,231
                                                     -------      --------      -------   -------
Time certificates of deposit.....................     11,462         5,848        8,846     7,031
                                                     -------      --------      -------   -------
                                                     $14,839      $  7,665      $12,904   $11,262
                                                     =======      ========      =======   =======

--------------------------------------------------------------------------------
The average annual interest rates on time certificates of deposit outstanding at December 31, 1996 by periods to maturity are summarized as follows:

                                                                                         Weighted
                                                                                          Average
(dollars in thousands)                                                  Amount               Rate
------------------------------------------------------------------------------           --------
Within 1 year.....................................................   $ 156,255               5.40%
From 1 to 2 years.................................................      28,226               5.73
From 2 to 3 years.................................................      14,843               5.73
From 3 to 5 years.................................................       1,675               5.27
                                                                     ---------
                                                                     $ 200,999               5.47
                                                                     =========

--------------------------------------------------------------------------------


At December 31, 1996 and 1995 and June 30, 1995, time certificates of deposit issued at rates which may be adjusted periodically during the term of the certificate amounted to $34,244,000, $32,638,000 and $33,098,000, respectively.

(8) Securities Sold Under Agreements to Repurchase

Information concerning securities sold under agreement to repurchase for the periods indicated follows:

                                                                   Daily Average          Maximum
                                      End of Period                During Period      Outstanding
                                 ------------------------     -----------------------      at any
(dollars in thousands)                Balance      Rate        Balance         Rate     Month-end
---------------------------------------------   ---------     --------      ---------  ----------
Year ended December 31, 1996........  $37,102       4.73%       24,770          5.05%     $38,964
Six months ended December
 31, 1995...........................   11,860       4.72        14,876          4.96       20,212
Year ended June 30, 1995............   15,879       5.14         3,740          4.73       15,879

-------------------------------------------------------------------------------
 Repurchase agreements outstanding at December 31, 1996 and 1995 and June 30, 1995 carried maturity dates of three months or less. U.S. Government and Agency securities with a book value of $39,937,000, $17,809,000 and $20,438,000, respectively, and a fair value of $39,430,000, $17,698,000 and $20,174,000, respectively, were pledged as collateral and held by custodians to secure the agreements at December 31, 1996 and 1995 and June 30, 1995.

Interest expense on repurchase agreements for the year ended December 31, 1996, the six months ended December 31, 1995 and the years ended June 30, 1995 and 1994 amounted to $1,164,000, $370,000, $177,000 and $29,000, respectively.

(9) Other Borrowed Funds

Composition of other borrowed funds for the periods indicated is as follows:

                                                             At December 31,                   At
                                                      -------------------------          June 30,
(dollars in thousands)                                    1996             1995              1995
--------------------------------------------------------------        ---------         ---------
Advances from the Federal Home Loan Bank of Boston...  $71,512          $56,044           $76,748
Capitalized leases...................................      274              306               385
Note payable due in monthly installments including
 interest at 7%......................................       --                5                 9
Federal funds purchased..............................       --            2,721                --
                                                       -------          -------           -------
                                                       $71,786          $59,076           $77,142
                                                       =======          =======           =======

--------------------------------------------------------------------------------
A summary of interest expense on other borrowed funds for the periods indicated follows:


                                                              Six Months         Years Ended
                                            Year Ended             Ended           June 30,
                                           December 31,     December 31,    ---------------------
(in thousands)                                     1996             1995    1995             1994
-------------------------------------------------------      -----------    -----           -----
Advances from the Federal Home Loan Bank of
 Boston.......................................   $3,720           $2,008   $2,701           $ 441
Capitalized leases............................       17               10       30              34
Note payable due in monthly installments
 including interest at 7%.....................        0                0        1               2
Federal funds purchased.......................       17                3        5               0
                                                 ------           ------   ------           -----
                                                 $3,754           $2,021   $2,737           $ 477
                                                 ======           ======   ======           =====

--------------------------------------------------------------------------------
At December 31, 1996, mortgage loans on residential property of approximately $80,000,000, investment securities of $25,000,000 and all stock in the Federal Home Loan Bank of Boston were pledged as collateral to secure the above advances and a line of credit with the Federal Home Loan Bank of Boston of $10,000,000. The average annual interest rates on advances from the Federal Home Loan Bank of Boston outstanding at December 31, 1996 by periods to maturity are summarized as follows:

                                                                                         Weighted
                                                                                          Average
(dollars in thousands)                                              Amount                   Rate
--------------------------------------------------------------------------               --------
Within 1 year....................................................  $45,077                   5.63%
From 1 to 2 years................................................   25,800                   5.56
From 2 to 3 years................................................       75                   8.13
From 3 to 5 years................................................       --                     --
After 5 years....................................................      560                   6.77
                                                                   -------
                                                                   $71,512                   5.61
                                                                   =======
-------------------------------------------------------------------------------------------------

(10) Stockholders' Equity

Federal regulations prohibit banking companies from paying dividends on their stock if the effect would cause stockholders' equity to be reduced below applicable regulatory capital requirements or if such declaration and payment would otherwise violate regulatory requirements. At December 31, 1996, Community was in compliance with all regulatory capital requirements.

On October 17, 1989, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of one Right for each outstanding share of common stock. The distribution was payable on November 15, 1989 to the stockholders of record on October 31, 1989. Such Rights only become exercisable upon the earliest to occur of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding Common Shares, or (ii) 10 days following the commencement of a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person of 25% or more of such outstanding Common Shares, or (iii) the declaration by the Board of Directors that any person is an "Adverse Person" (the earliest of such dates being called the "Distribution Date") Each Right entitles the registered holder to purchase from Community one one-hundredth of one share (a "Unit") of Series A Preferred Stock, $1.00 par value, at a price of $40 per Unit, subject to adjustment. If Community is acquired in a merger or other business combination transaction or more than 50% of its assets or earning power are sold, the Rights entitle holders to acquire common stock of the Acquiring Person having a value twice the exercise price of the Rights. The Rights may be redeemed in whole, but not in part, at a price of $.01 per Right at any time prior to the Distribution Date. The Rights will expire on October 30, 1999.

Community is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on Community's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Community must meet specific capital guidelines that involve quantitative measures of Community's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Community's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Community to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that Community meets all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from the Federal Reserve Board categorized Community as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized Community must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables. There are no conditions or events since that notification that management believes have changed Community's category.

The following table summarizes Community's required and actual regulatory capital ratios and amounts:

                                                                                                     To Be Well Capitalized
                                                                       For Capital Adequacy          Under Prompt Corrective
                                                Actual                      Purposes                    Action Provisions
                                    ------------------------           ---------------------      ---------------------------
(in thousands)                          Amount        Ratio            Amount         Ratio          Amount            Ratio
----------------------------------------------    ----------           ------       --------      ---------         ---------
As of December 31, 1996:
Total Capital
(to Risk Weighted Assets)..........  $44,322         11.25%            $31,528      8.0%          $39,411           10.0%
Tier 1 Capital
(to Risk Weighted Assets)..........  $40,417         10.26%            $15,764      4.0%          $23,646            6.0%
Tier 1 Capital
(to Average Assets)................  $40,417          7.41%            $21,814      4.0%          $27,268            5.0%
As of December 31, 1995:
Total Capital
(to Risk Weighted Assets)..........  $39,403         11.79%            $26,727      8.0%          $33,409           10.0%
Tier 1 Capital
(to Risk Weighted Assets)..........  $35,421         10.60%            $13,363      4.0%          $20,045            6.0%
Tier 1 Capital
(to Average Assets)................  $35,421          7.04%            $20,134      4.0%          $25,168            5.0%
-----------------------------------------------------------------------------------------------------------------------------
The following table summarizes Concord's required and actual regulatory capital ratios and amounts:

                                                                                                     To Be Well Capitalized
                                                                       For Capital Adequacy          Under Prompt Corrective
                                                Actual                      Purposes                    Action Provisions
                                    ------------------------           ---------------------      ---------------------------
(in thousands)                          Amount        Ratio            Amount         Ratio          Amount            Ratio
----------------------------------------------    ----------           ------       --------      ---------         ---------
As of December 31, 1996:
Total Capital
(to Risk Weighted Assets)..........  $33,998         10.84%            $25,090      8.0%          $31,362           10.0%
Tier 1 Capital
(to Risk Weighted Assets)..........  $30,974          9.88%            $12,545      4.0%          $18,817            6.0%
Tier 1 Capital
(to Average Assets)................  $30,974          7.04%            $17,605      4.0%          $22,006            5.0%
As of December 31, 1995:
Total Capital
(to Risk Weighted Assets)..........  $31,008         11.49%            $21,598      8.0%          $26,997           10.0%
Tier 1 Capital
(to Risk Weighted Assets)..........  $28,081         10.40%            $10,799      4.0%          $16,198            6.0%
Tier 1 Capital
(to Average Assets)................  $28,081          6.72%            $16,705      4.0%          $20,881            5.0%

The following table summarizes Centerpoint's required and actual regulatory capital ratios and amounts:



                                                                                                     To Be Well Capitalized
                                                                       For Capital Adequacy          Under Prompt Corrective
                                                Actual                      Purposes                    Action Provisions
                                    ------------------------           ---------------------      ---------------------------
(in thousands)                          Amount        Ratio            Amount         Ratio          Amount            Ratio
----------------------------------------------    ---------            ------       -------       ---------         --------

As of December 31, 1996:
Total capital
(to Risk Weighted Assets)..........  $ 8,418         10.35%            $ 6,506      8.0%          $ 8,133            10.0%
Tier 1 capital
(to Risk Weighted Assets)..........  $ 7,537          9.27%            $ 3,253      4.0%          $ 4,880             6.0%
Tier 1 capital
(to Average Assets)................  $ 7,537          6.76%            $ 4,461      4.0%          $ 5,577             5.0%
As of December 31, 1995:
Total capital
(to Risk Weighted Assets)..........  $ 6,768         10.59%            $ 5,113      8.0%          $ 6,391            10.0%
Tier 1 capital
(to Risk Weighted Assets)..........  $ 6,108          9.56%            $ 2,556      4.0%          $ 3,835             6.0%
Tier 1 capital
(to Average Assets)................  $ 6,108          7.13%            $ 3,424      4.0%          $ 4,280             5.0%

--------------------------------------------------------------------------------

(11) Income Taxes

At December 31, 1996 and 1995 and June 30, 1995 Community had an accrued income tax payable of $793,000, $465,000 and $306,000, respectively.

On July 1, 1993, the State of New Hampshire modified many of its corporate income tax laws. These changes resulted in Community being subject to a state business profits tax equal to 7.5% for fiscal year 1994 and 7.0% for years thereafter. In addition, Community is no longer subject to an annual franchise tax but instead is subject to a business enterprise tax. This tax is imposed at the rate of 0.25% of the sum of Community's interest expense, compensation expense and dividends paid. This additional enterprise tax may be utilized as a credit against the business profits tax.

The difference between the total expected income tax expense computed by applying the federal income tax rate of 34% to income before income taxes and the reported income tax expense is as follows:



                                                           Six Months         Years Ended
                                             Year Ended         Ended           June 30,
                                           December 31,  December 31,    ----------------------
(in thousands)                                     1996          1995      1995            1994
-------------------------------------------------------   -----------    ------          ------
Computed "expected" federal
 income tax expense at
 statutory rate........................         $ 2,599        $1,033    $2,053          $1,536
Increase (decrease) resulting from:
 State taxes (net of federal
 benefit, before change in
 valuation reserve)....................             193            82        76              54
 Dividend received deduction............            (13)           (2)       (6)            (21)
 Change in valuation reserve............            (81)          (55)     (253)           (664)
 Non-deductible acquisition
 expenses..............................               9           216        --              --
 Other..................................            (18)          (10)       (8)             (8)
                                                -------        ------    ------          ------
                                                $ 2,689        $1,264    $1,862          $  897
                                                =======        ======    ======          ======
Effective tax rate                                 35.2%         41.6%     30.8%           19.9%
                                                =======        ======    ======          ======
-----------------------------------------------------------------------------------------------

                                                              Six Months         Years Ended
                                            Year Ended             Ended           June 30,
                                           December 31,     December 31,    ---------------------
(in thousands)                                     1996             1995      1995            1994
-------------------------------------------------------      -----------    ------          ------
Current tax expense:
Federal................................          $2,168           $1,158    $1,865          $1,016
State..................................             227               96        32              --
                                                 ------           ------    ------          ------
                                                 $2,395            1,254     1,897           1,016
                                                 ------           ------    ------          ------
Deferred tax expense (benefit):
Federal................................             309               37       135             463
State..................................              66               28        83              82
Change in valuation reserve............             (81)             (55)     (253)           (664)
                                                 ------           ------    ------          ------
                                                    294               10       (35)           (119)
                                                 ------           ------    ------          ------
                                                 $2,689           $1,264    $1,862          $  897
                                                 ======           ======    ======          ======
---------------------------------------------------------------------------------------------------

The tax effects of temporary differences (the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases) that give rise to significant portions of the deferred tax asset and deferred tax liability are as follows:



                                                              December 31,
                                                       -------------------------    June 30,
(in thousands)                                              1996       1995           1995
----------------------------------------------------------------      -----        ---------
Deferred tax asset:
 Allowance for loan losses..............................    $1,285    $1,203       $1,095
 Deferred loan fees.....................................        61       177          170
 Valuation allowance on repossessed assets..............        --        --           22
 State net operating loss carryforward..................        --        --           20
 Purchased mortgage servicing rights....................       130        52           --
 Accrued expenses.......................................        85       156          151
 Other..................................................         8        56           19
                                                            ------     -----        -----
Gross deferred tax asset................................     1,569     1,644        1,477
Valuation reserve.......................................        --       (81)        (136)
                                                            ------    ------       ------
                                                             1,569     1,563        1,341
Deferred tax liability:                                     ------    ------       ------
 Originated mortgage servicing rights....................      246        96           --
 Pension.................................................       82        40           40
 Depreciation............................................      234       176          174
 Deferred loan costs.....................................      759       485          425
 Unrealized gain on securities available for sale........       92       366          142
 Accrued income..........................................       42       203          192
 Other...................................................        4        67            4
                                                            ------    ------      -------
                                                             1,459     1,433          977
                                                            ------    ------      -------
Deferred income tax asset, net..........................    $  110    $  130       $  364
                                                            ======    ======      =======

--------------------------------------------------------------------------------
In August 1996, the provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts beginning after December 31, 1995. These rules also require that all thrift institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). Community has previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules will have no effect on net income or federal income tax expense.

The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provision of present law that require recapture in the case of certain excess distributions to shareholders. The tax effect of pre-1988 bad debt reserves subject to recapture in the case of certain excess distributions is approximately $1.3 million.

The realization of the net deferred tax asset is based on utilization of carrybacks to prior taxable periods, anticipation of future taxable income and the utilization of tax planning strategies. Management has determined that it is more likely than not that the net deferred tax asset can be realized by carrybacks to federal taxable income in the three-year carryback period and by expected future taxable income. The valuation reserve related primarily to certain state tax temporary differences.

(12) Employee Benefits

Stock Option Plans

In 1985, 1988 and 1992 the stockholders of Community approved stock option plans for the benefit of certain officers and other employees. Outside directors may elect to receive options under the 1992 plan in lieu of a portion of their director fees. In 1989, the stockholders of Centerpoint approved a plan for its executive officers. The total number of shares covered by the four plans is 323,156. Employee options granted under the plans vest over four years at 25% per year. Options are granted at not less than the fair market value of the shares at the date of the grant, and expire ten years from the date of the grant. Activity in the plans is summarized as follows:

                                              Year Ended         Six Months Ended              Years Ended June 30,
                                             December 31,           December 31,      -------------------------------------------
                                                1996                   1995                 1995                    1994
                                        -------------------    --------------------   -------------------    --------------------
                                                   Weighted                Weighted              Weighted                Weighted
                                         Number     Average     Number      Average    Number     Average     Number      Average
                                             of      Option         of       Option        of      Option         of       Option
                                         Shares       Price     Shares        Price    Shares       Price     Shares        Price
-----------------------------------------------    --------    -------     --------   -------    --------    -------     --------
Outstanding at beginning of period.....  178,941    $ 8.78     180,735      $ 8.74    205,615     $ 8.06     232,990      $7.70
Granted................................    6,111     19.76       1,079       16.75     10,280      10.65       1,000       9.00
Canceled...............................     (500)    16.25        (500)      10.00     (3,000)     11.38        (375)      2.83
Exercised..............................  (74,581)     9.14      (2,373)       9.39    (32,160)      4.71     (28,000)      5.09
                                         -------               -------                -------                -------
Outstanding at end of period...........  109,971    $ 9.12     178,941      $ 8.78    180,735     $ 8.74     205,615      $8.06
                                         =======               =======                =======                =======
---------------------------------------------------------------------------------------------------------------------------------

At December 31, 1996 and 1995, exercisable stock options amounted to 103,860 and 162,014, respectively.

Community follows APB Opinion No. 25 in accounting for its option plans and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. In determining the pro forma required by SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents pro forma net income and earnings per share assuming the stock option plan was accounted for using the fair value method prescribed by SFAS No. 123 and the weighted average assumptions used:

                                                         Year Ended      Six Months Ended
(dollars in thousands, except per share data)     December 31, 1996     December 31, 1995
-------------------------------------------------------------------     -----------------
Net income:
  As reported...................................            $ 4,955               $ 1,774
  Pro forma.....................................              4,941                 1,771
Earnings per share:.............................
  As reported...................................            $  2.00               $  0.73
  Pro forma.....................................               1.99                  0.73
Weighted average option value...................            $ 9.644               $ 8.398
Risk-free interest rate.........................               6.54%                 6.44%
Expected volatility.............................              48.41%                52.97%
Expected dividend yield.........................               2.51%                 2.51%
------------------------------------------------------------------------------------------

Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts above because compensation cost is reflected over the options' weighted average vesting period of approximately one and one third years and compensation cost for options granted prior to January 1, 1995 is not considered.

Stock Purchase Plan

Under the Stock Purchase Plan approved by Community's stockholders, participating employees may annually purchase shares through accumulated payroll deductions. During the year ended December 31, 1996, 1,273 shares were purchased at $19.00 per share. During the six months ended December 31, 1995 and the years ended June 30, 1995 and 1994, 2,155, 2,029 and 3,412 shares were purchased at $13.25, $11.375 and $8.125 per share, respectively. At December 31, 1996, 36,924 shares were available for issuance under the Plan.

Employee Stock Ownership Plan

Concord's Employee Stock Ownership Plan ("ESOP") is designed to provide retirement benefits for eligible employees of Concord and Centerpoint. Because the ESOP invests primarily in the stock of Community, it will also give eligible employees an opportunity to acquire an ownership interest in Community. Employees are eligible to participate in the ESOP after reaching age twenty-one, completing one year of service and working at least one thousand hours of consecutive service during the previous year. Contributions are allocated to eligible participants on the basis of compensation and years of credited service.

Community issued a total of 59,775 shares under the ESOP at a total purchase price of $975,000. The purchase was made from the proceeds of a $975,000 loan from an unrelated third party lender bearing interest at a rate of 75% of floating prime.

Repayment of the loan was secured by contributions Concord was obliged to make under a contribution agreement with the ESOP. In 1988, the ESOP purchased 24,696 additional shares at an average price of $11.80 per share which was funded by additional borrowings of approximately $291,000 under the same loan agreement. In 1991, the ESOP purchased 20,000 additional shares at an average price of $4.81 per share funded by available cash in the ESOP. During the twelve months ended December 31, 1996 and the six months ended December 31, 1995, Concord made contributions to the ESOP totaling $122,000 and $85,000, respectively, and $167,000 and $179,000, respectively, for the fiscal years ended June 30, 1995 and 1994 to enable the ESOP to make principal and interest payments on the loan. The amount contributed was charged to salary and employee benefit expenses. The balance of the loan was repaid as of October 2, 1996.

At December 31, 1996, the shares held by the ESOP amounted to 80,613 which represents the full number of shares allocable as a result of the loan payoff.

Employees of Centerpoint who met the eligibility requirements were enrolled in the ESOP effective January 1, 1996.

Pension Plan

Concord provides a noncontributory pension plan for its and Centerpoint's employees. The funded status of the plan as of December 31, 1996 and 1995 and June 30, 1995 is as follows:

                                                               December 31,
                                                             ----------------      June 30,
(in thousands)                                                 1996      1995         1995
-------------------------------------------------------------------    ------      -------
Vested benefits............................................. $1,254    $1,498       $1,663
Nonvested benefits..........................................    116        42           46
                                                             ------    ------       ------
  Accumulated benefit obligation............................  1,370     1,540        1,709
Additional benefits related to future compensation levels...  1,234       541          602
                                                             ------    ------       ------
  Projected benefit obligation..............................  2,604     2,081        2,311

Plan assets at fair value invested primarily in equity and
 fixed-income securities....................................  4,092     3,665        3,390
                                                             ------    ------       ------
Plan assets in excess of projected benefit obligation.......  1,488     1,584        1,079
Unrecognized transition asset...............................   (678)     (746)        (781)
Unrecognized experience (gain) loss.........................   (639)     (623)        (113)
                                                             ------    ------       ------
  Prepaid pension cost included in other assets............. $  171    $  215       $  185
                                                             ======    ======       ======
------------------------------------------------------------------------------------------

The weighted average discount rate and rate of increase in future compensation levels used in calculating the actuarial present value of the projected benefit obligations shown above were 7.5% and 5.0%, respectively, for December 31, 1996 and 7.0% and 5.0%, respectively, for December 31, 1995, and 8.0% and 6.0%, respectively, for June 30, 1995. For all periods presented, the expected long-term rate of return on assets was 8.0%.

Net pension expense for the periods indicated include the following components:

                                                         Year      Six Months             Year
                                                        Ended           Ended            Ended
                                                 December 31,    December 31,         June 30,
(in thousands)                                           1996            1995             1995
-------------------------------------------------------------    ------------         --------
Service cost--benefits earned......................     $ 260           $  64            $ 258
Interest cost on projected benefit obligation......       156              77              155
Actual return on plan assets.......................      (507)           (322)            (127)
Net amortization and deferral......................       135             151             (186)
                                                        -----           -----            -----
  Net pension expense (income).....................     $  44           $ (30)           $ 100
                                                        =====           =====            =====
----------------------------------------------------------------------------------------------

401(k) Savings Plan

On July 1, 1994, Concord established a 401(k) Savings Plan covering all employees who have reached the age of twenty-one, completed one year of service and worked at least one thousand hours during the previous year. Participants may contribute from 1% to 10% of their pre-tax compensation. Concord makes quarterly matching contributions equal to 33% of the participants' contributions up to 6% of their pre-tax compensation. Employer matching contributions vest at 25% per year. Expense under the 401(k) Plan amounted to $71,000 for the year ended December 31, 1996, $32,000 for the six months ended December 31, 1995 and $53,000 for the year ended June 30, 1995. Effective July 1, 1996, eligible employees of Centerpoint enrolled in Concord's 401(k) Plan and Centerpoint's 401(k) Plan was terminated with the assets of the plan being merged with Concord's.

Employee Agreements

Concord has a supplemental retirement agreement with its chief executive officer. This plan provides retirement benefits designed to supplement benefits available through Concord's retirement plan for employees. Total expense for this benefit amounted to $28,000 for the year ended December 31, 1996, $15,000 for the six months ended December 31, 1995 and $26,000 and $17,000, respectively, for the years ended June 30, 1995 and 1994.

Concord has entered into employment agreements with its senior officers (10 individuals) which provide for a lump sum payment under certain circumstances to the officer amounting to that officer's annual compensation for a period of three years in the case of the chief executive officer, two years in the case of the executive vice president and senior vice president (3 individuals) and one year in the case of each other officer, after the officer's termination, if such termination follows a "change of control" as defined in the agreements. Centerpoint also has agreements with three of its officers pursuant to which that officer's annual compensation and other benefits would be payable for the period through December 31, 1998 in the case of the president, August 29, 1997 in the case of the senior vice president and September 30, 1997 in the case of the chief financial officer, after the officer's termination, if such termination is "without cause" as defined in the agreements.

Incentive Compensation Plans

Community has two incentive compensation plans designed to provide an annual incentive to improve financial performance, under which annual incentive awards are paid if Community achieves specified objectives.

All personnel employed at the beginning of the fiscal year are eligible to participate in the General Profit Sharing Plan. Certain members of senior management are eligible to participate in the Management Incentive Plan. The Board of Directors may provide these incentive awards in the form of cash or stock, or in the case of the General Profit Sharing Plan, a contribution to Concord's 401(k) Plan. Based on financial results achieved during the past three fiscal years, Community paid total cash incentive awards, as defined in the two plans, of $177,000 for the year ended December 31, 1996, $55,000 for the six months ended December 31, 1995 and $96,000 and $111,000, respectively, for the fiscal years ended June 30, 1995 and 1994. Employees of Centerpoint as of January 1, 1996 participated in the General Profit Sharing Plan for the year ended December 31, 1996 as did certain members of senior management in the Management Incentive Plan.

(13) Financial Instruments with Off-Balance Sheet Risk and Other Commitments and Contingencies

Concord and Centerpoint are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers. These financial instruments include unused lines of credit, unadvanced portions of construction loans, commitments to originate loans and standby letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The amounts of those instruments reflect the extent of involvement Concord and Centerpoint have in particular classes of financial instruments.

Concord's and Centerpoint's exposure to credit loss in the event of nonperformance by the other party to its financial instruments (for unused lines of credit, loan commitments and standby letters of credit) is represented by the contractual amount of those instruments. Concord and Centerpoint use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. Concord and Centerpoint evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Concord and Centerpoint upon extension of credit, is based on management's credit evaluation of the borrower.

Financial instruments with off-balance sheet risk at the dates indicated are as follows:

                                                                                        At
                                                                                   December 31,        At
                                                                               -----------------  June 30,
(in thousands)                                                                    1996      1995      1995
--------------------------------------------------------------------------------------   -------   -------
Unused home equity lines of credit......................................       $22,734   $16,387   $15,640
Unused commercial lines of credit.......................................        26,458    14,175    10,965
Unadvanced portions of construction loans...............................         6,654     6,207     5,174
Commitments to originate residential mortgage loans.....................         3,427     4,314     4,094
Commitments to originate commercial,
  construction and commercial real estate loans.........................         9,775     7,603    15,146
Standby letters of credit...............................................         2,419     1,624     1,659
Unused consumer overdraft protection credit.............................         1,020     1,017       946
Unused consumer line of credit..........................................           211        --        --
Commitments to sell residential mortgage loans..........................         4,483     6,322     7,589
Best efforts commitment to sell automobile loans........................            --    24,000    48,000
Loans sold with credit enhancement......................................        17,147    24,019     9,777
Unused portion of credit card loans.....................................         3,125     1,489     1,443
----------------------------------------------------------------------------------------------------------

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

Standby letters of credit are conditional commitments issued by Concord and Centerpoint to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Concord has periodically sold automobile loans with credit enhancement that obligates Concord to assume a certain portion of credit losses should they occur. At December 31, 1996, the outstanding balance of those loans totaled $17,147,000. Concord has provided $89,000 for such losses.

Concord and Centerpoint are required to maintain a portion of their cash and due from banks as a reserve balance under the Federal Reserve Act. Such reserve is calculated based upon deposit levels and amounted to $2,217,000 at December 31, 1996.

Community is involved in various legal proceedings in the normal course of business, none of which is believed by management to be material to the financial condition or results of operations of Community.

(14) Fair Values of Financial Instruments

The estimates of fair value of financial instruments are based on information available at December 31, 1996 and 1995 and June 30, 1995, and are not indicative of the fair market value of those instruments at the date this report is published. These estimates do not reflect any premium or discount that could result from offering for sale at one time Community's entire holdings of a particular class of financial instruments. Because no market exists for a portion of Community's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include loans serviced for others, premises and equipment and foreclosed real estate. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of Community.

The following methods and assumptions were used by Community in estimating fair values of its financial instruments:

Cash and cash equivalents:   The carrying amounts reported in the balance sheet
for cash and cash equivalents approximate those assets' fair values.

Securities available for sale, securities held to maturity and mortgage loans
held for sale:   Fair values for these instruments are based on market prices, where available. If quoted market prices are not available, fair values are based on market prices of comparable instruments.

FHLB stock:   The carrying amount reported in the balance sheet for Federal Home
Loan Bank stock approximates fair value. If redeemed, Concord and Centerpoint will receive an amount equal to the par value of the stock.

Loans:   For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair value of other loans are estimated using discounted cash flow analyses using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The fair value of non-accrual loans was estimated using the estimated fair values of the underlying collateral. The carrying amount of accrued interest approximates its fair value.

Loan servicing rights:   The carrying amounts of loan servicing rights
approximate their fair value at that date.

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

Repurchase agreements:   Due to the short term nature of repurchase agreements,
carrying value estimates fair value.

Liability relating to ESOP:   The carrying amount reported in the balance sheet
approximates the liability rating to the ESOP's fair value. The liability reprices quarterly.

Off-balance sheet instruments: The fair value of commitments to extend credit is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of the commitments to sell residential mortgage loans was based on the cost to terminate such commitments.

                                                             December 31,
                                          ----------------------------------------------
                                                  1996                      1995                 June 30, 1995
                                          --------------------     ---------------------   ------------------------
                                                     Estimated                 Estimated                  Estimated
                                          Carrying        Fair     Carrying         Fair     Carrying          Fair
(in thousands)                              Amount       Value       Amount        Value       Amount         Value
--------------------------------------------------  ----------     --------    ---------   ----------     ---------
Financial assets:
  Cash and cash equivalents.............  $ 20,660    $ 20,660     $ 31,193     $ 31,193     $ 31,349      $ 31,349
  Securities available for sale.........    71,710      71,710       67,411       67,411       63,568        63,568
  Securities held to maturity...........    47,021      46,990       47,525       47,760       65,397        65,322
  Federal Home Loan Bank stock..........     4,571       4,571        4,411        4,411        4,009         4,009
  Mortgage loans held for sale..........     1,755       1,776        2,940        3,027        4,635         4,751
  Loans, net............................   384,579     385,995      323,347      326,491      318,409       317,098
  Accrued interest receivable...........     3,805       3,805        3,724        3,724        3,540         3,540
  Loan servicing rights.................     2,331       2,331        2,513        2,513        2,564         2,564

Financial liabilities:
  Non-interest bearing demand deposits..  $ 52,388    $ 52,388     $ 39,969     $ 39,969     $ 37,829      $ 37,829
  Savings deposits......................   142,400     142,400      137,835      137,835      138,620       138,620
  Time certificates of deposit..........   200,999     201,630      207,633      208,577      196,735       196,892
  Repurchase agreements.................    37,102      37,102       11,860       11,860       15,879        15,879
  Other borrowed funds..................    71,786      71,792       59,076       59,119       77,142        77,171
  Liability related to ESOP.............        --          --          118          118          197           197
  Accrued interest payable..............     1,463       1,463        1,517        1,517        1,229         1,229
  Credit enhancement liability..........        89          89          139          139           51            51

Off-balance sheet instruments:
  Commitments to extend credit..........  $     --    $     48     $     --     $    123     $     --      $     94
  Commitments to sell loans.............        --          --           --           --           --             1
-------------------------------------------------------------------------------------------------------------------

(15) Condensed Parent Company Financial Information

Condensed financial statements of Community Bankshares, Inc. (the "Parent Company") as of December 31, 1996 and 1995 and June 30, 1995 and for the year ended December 31, 1996, the six months ended December 31, 1995 and for the years ended June 30, 1995 and 1994 follow:

Community Bankshares, Inc. Condensed Balance Sheets

                                                                                  December 31,
                                                                         ---------------------------           June 30,
(dollars in thousands, except share data)                                   1996                1995               1995
--------------------------------------------------------------------------------            --------           --------
Assets
Cash...................................................................  $ 1,539             $ 1,263            $ 1,601
Securities available for sale-amortized cost $79 at December 31,
  1996 and $80 at December 31, 1995 and June 30, 1995..................      130                 108                 97
Investment in subsidiary, at equity....................................   38,991              35,510             33,418
Other assets...........................................................      188                  85                 95
                                                                         -------             -------            -------
     Total assets......................................................  $40,848             $36,966            $35,211
                                                                         =======             =======            =======
Liabilities and Stockholders' Equity
Liabilities:
  Liability relating to ESOP...........................................  $    --             $   118            $   197
  Other liabilities....................................................       41                  80                 39
                                                                         -------             -------            -------
     Total liabilities.................................................       41                 198                236
                                                                         -------             -------            -------
Stockholders' equity:
  Preferred stock, $1.00 par value per share; 1,000,000 shares
   authorized, none issued.............................................       --                  --                 --
  Common stock, $1.00 par value per share; 3,000,000 shares
   authorized; issued and outstanding, 2,448,931 at
   December 31, 1996, 2,382,849 shares at December 31, 1995
   and 2,380,476 shares at June 30, 1995...............................    2,449               2,383              2,380
  Additional paid-in capital...........................................   22,266              21,784             21,766
  Retained earnings....................................................   15,945              12,299             11,068
                                                                         -------             -------            -------
                                                                          40,660              36,466             35,214
  Unrealized net gains (losses) on securities available for sale, net..      147                 578                151
  Unearned compensation expense--ESOP..................................       --                (118)              (197)
  Treasury stock (at cost) - 9,655 shares at December 31, 1995
   and 11,810 shares at June 30, 1995..................................       --                (158)              (193)
                                                                         -------             -------            -------
     Total stockholders' equity........................................   40,807              36,768             34,975
                                                                         -------             -------            -------
     Total liabilities and stockholders' equity........................  $40,848             $36,966            $35,211
                                                                         =======             =======            =======
-----------------------------------------------------------------------------------------------------------------------

COMMUNITY BANKSHARES, INC.
CONDENSED STATEMENTS OF INCOME

                                              Year        Six Months            Years Ended
                                             Ended             Ended              June 30,
                                      December 31,      December 31,      --------------------
(in thousands)                                1996              1995        1995          1994
--------------------------------------------------            ------      ------        ------
Revenues:
  Interest and dividend income.........     $   43            $   27      $   61        $   54
  Dividends from subsidiary............      1,655               549         993           330
  Management fees from subsidiary......        308                98         131           145
  Gains on sale of investments.........          1                --          --            --
  Equity in undistributed income of
   subsidiary..........................      3,325             1,675       3,182         3,291
                                            ------            ------      ------        ------
      Total revenues...................      5,332             2,349       4,367         3,820
Operating expenses.....................        382               575         192           199
                                            ------            ------      ------        ------
  Income before tax....................      4,950             1,774       4,175         3,621
Income tax benefit.....................         (5)               --          --            --
                                            ------            ------      ------        ------
      Net income.......................     $4,955            $1,774      $4,175        $3,621
                                            ======            ======      ======        ======
----------------------------------------------------------------------------------------------

The Parent Company's statements of changes in stockholders' equity are identical to the consolidated statements of changes in stockholders' equity and therefore are not reprinted here.

CONDENSED STATEMENTS OF CASH FLOWS

                                                                        Year     Six Months            Years Ended
                                                                       Ended          Ended              June 30,
                                                                December 31,   December 31,       ---------------------
(in thousands)                                                          1996          1995           1995          1994
----------------------------------------------------------------------------      --------        -------       -------
Cash flows from operations:
  Net income.....................................................    $ 4,955      $  1,774        $ 4,175       $ 3,621
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Equity in undistributed income of subsidiary.................     (3,325)       (1,675)        (3,182)       (3,291)
    Net gains on sales of investment securities, net.............         (1)           --             --            --
    (Increase) decrease in other assets..........................       (103)           10             68           (33)
    Increase (decrease) in other liabilities.....................        (39)           49             (8)           34
                                                                     -------      --------        -------       -------
     Net cash used in operating activities.......................      1,487           158          1,053           331
Cash flows from investing activities:
  Proceeds from sale of investment securities....................          2            --             --            --
  Purchases of investment securities.............................         --            --            (55)           --
                                                                     -------      --------        -------       -------
     Net cash provided by (used in) investing activities.........          2            --            (55)           --
                                                                     -------      --------        -------       -------
Cash flows from financing activities:
  Proceeds from issuance of common stock.........................        481            53            175           171
  Repayment of borrowings........................................       (118)           --             --            --
  Purchase of treasury stock.....................................         --            --           (627)           --
  Advance to subsidiaries........................................       (200)           --             --            --
  Dividends paid on common stock.................................     (1,376)         (549)          (993)         (416)
                                                                     -------      --------        -------       -------
     Net cash used in financing activities.......................     (1,213)         (496)        (1,445)         (245)
                                                                     -------      --------        -------       -------
Net increase (decrease) in cash..................................        276          (338)          (447)           86
Cash at beginning of period......................................      1,263         1,601          2,048         1,962
                                                                     -------      --------        -------       -------
Cash at end of period............................................    $ 1,539      $  1,263        $ 1,601       $ 2,048
                                                                     =======      ========        =======       =======
=======================================================================================================================

(16) Unaudited Consolidated Condensed Quarterly Income Statements

                                                                                      Quarters Ended
                                                                    ---------------------------------------------------
(in thousands, except share data)                                   March 31       June 30   September 30   December 31
----------------------------------------------------------------------------     ---------   ------------   -----------
Fiscal Year Ended December 31, 1996
Interest and dividend income.....................................   $  9,642      $ 10,228       $ 10,571      $ 11,137
Interest expense.................................................      4,742         4,937          5,044         5,034
                                                                    --------      --------       --------      --------
    Net interest and dividend income.............................      4,900         5,291          5,527         6,103
Provision for loan losses........................................        275           300            300           475
                                                                    --------      --------       --------      --------
    Net interest and dividend income after provision for
      loan losses................................................      4,625         4,991          5,227         5,628
Non-interest income..............................................      1,023           975            969         1,026
Non-interest expense.............................................     (3,865)       (4,017)        (4,222)       (4,716)
                                                                    --------      --------       --------      --------
    Income before income taxes...................................      1,783         1,949          1,974         1,938
Income taxes.....................................................        629           699            713           648
                                                                    --------      --------       --------      --------
    Net income...................................................   $  1,154      $  1,250       $  1,261      $  1,290
                                                                    ========      ========       ========      ========
Earnings per common and common equivalent share..................   $   0.47      $   0.50       $   0.51      $   0.52
                                                                    ========      ========       ========      ========
Dividends per share..............................................   $   0.15      $   0.15       $   0.15      $   0.16
                                                                    ========      ========       ========      ========
-----------------------------------------------------------------------------------------------------------------------
                                                                                     Quarters Ended
                                                                -------------------------------------------------------
(in thousands, except share data)                               September 30   December 31       March 31       June 30
----------------------------------------------------------------------------   -----------      ---------      --------
Six Months Ended December 31, 1995
Interest and dividend income.....................................   $  9,852      $  9,952
Interest expense.................................................      5,033         5,023
                                                                    --------      --------
    Net interest and dividend income.............................      4,819         4,929
Provision for loan losses........................................        250           248
                                                                    --------      --------
    Net interest and dividend income after provision for
     loan losses.................................................      4,569         4,681
Non-interest income..............................................        778         1,029
Non-interest expense.............................................     (3,606)       (4,413)
                                                                    --------      --------
    Income before income taxes...................................      1,741         1,297
Income taxes.....................................................        603           661
                                                                    --------      --------
    Net income...................................................   $  1,138      $    636
                                                                    ========      ========
Earnings per common and common equivalent share..................   $   0.46      $   0.27
                                                                    ========      ========
Dividends per share..............................................   $   0.14      $   0.15
                                                                    ========      ========

Fiscal Year Ended June 30, 1995
Interest and dividend income.....................................   $  7,547      $  8,064       $  8,754      $  9,508
Interest expense.................................................      3,293         3,602          4,152         4,771
                                                                    --------      --------       --------      --------
    Net interest and dividend income.............................      4,254         4,462          4,602         4,737
Provision for loan losses........................................        159           193            200           225
                                                                    --------      --------       --------      --------
    Net interest and dividend income after provision for
     loan losses.................................................      4,095         4,269          4,402         4,512
Non-interest income..............................................        548           480            521           652
Non-interest expense.............................................     (3,187)       (3,378)        (3,405)       (3,472)
                                                                    --------      --------       --------      --------
    Income before income taxes...................................      1,456         1,371          1,518         1,692
Income taxes.....................................................        429           385            491           557
                                                                    --------      --------       --------      --------
    Net income...................................................   $  1,027      $    986       $  1,027      $  1,135
                                                                    ========      ========       ========      ========
Earnings per common and common equivalent share..................   $   0.42      $   0.41       $   0.42      $   0.46
                                                                    ========      ========       ========      ========
Dividends per share..............................................   $   0.12      $   0.13       $   0.13      $   0.13
                                                                    ========      ========       ========      ========
-----------------------------------------------------------------------------------------------------------------------

Aggregate quarterly earnings per share may not equal earnings per share for the full year due to rounding.

(17) Subsequent Events

     On March 24, 1997, Community entered into a definitive agreement with CFX Corporation ("CFX") pursuant to which CFX will acquire Community and its subsidiaries, Concord and Centerpoint. The agreement provides for the merger of Community with CFX, followed by the merger of Concord and Centerpoint with CFX Bank, a wholly owned banking subsidiary of CFX. Under the terms of the agreement, each share of Community Common Stock will be exchanged for 2.2 shares of CFX Common Stock, subject to adjustment in certain circumstances. In connection with the transaction, Community has granted to CFX an option to acquire up to 19.9% of the outstanding shares of Community Common Stock under certain circumstances. The transaction, which is subject to regulatory and shareholder approval by both CFX and Community, is expected to be consummated in the third quarter of 1997.
                                       47

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

None


                                   PART III


Item 10.   Directors and Executive Officers of the Registrant

(a) Directors

The following table sets forth the name and age (as of March 27, 1997) of the current directors of the Company and the period during which each person served on the Board of Directors of the Company and Concord Savings Bank ("Concord") and Centerpoint Bank ("Centerpoint"), the Company's two bank subsidiaries.


                                      Director of   Director of    Director of
                                      the Company       Concord    Centerpoint       Term
       Name                     Age         Since         Since          Since     Expires
-----------------------------------------------------------------------------------------------
       Arthur R. Bethke          75          1996            --           1989        1997

       John N. Buxton            49          1992          1992             --        1997/(1)/

       Douglas Crichfield/(2)/   53          1990          1990           1996        1997/(1)/

       William S. Fenollosa      56          1985          1990             --        1996/(1)/

       Oliver R. Fifield         70          1985          1972             --        1996/(1)/

       Thomas M. Hardiman/(3)/   67          1985          1968             --        1996/(1)/

       Walter W. Hemming         57          1996            --           1989        1997

       Robert A. Hill            48          1992          1992             --        1997/(1)/

       Russell A. Holden         72          1986          1986             --        1998/(1)/

       Lucia P. Kittredge        49          1986          1986             --        1998/(1)/

       Seth A. Resnicoff         59          1986          1986             --        1998/(1)/

       Eleanor H. Stark          63          1985          1978             --        1997/(1)/

       James R. Stewart          57          1985          1976             --        1996/(1)/

       Philip M. Stone/(4)/      67          1996            --           1989        1997

       Katherine F. Tsouros      59          1985          1978             --        1998/(1)/
-----------------------------------------------------------------------------------------------

(1) Although the directors' terms have expired or will expire in the years indicated due to the change in the Companys' fiscal year from June 30 to December 31 in 1995, the directors have served or will continue to serve for approximately six months beyond the expiration of their current terms. Thus, the directors whose terms expired in 1996 are expected to serve until the 1997 annual meeting, the directors whose terms expire in 1997 are expected to serve until the 1998 annual meeting and the directors whose terms expire in 1998 are expected to serve until the 1999 annual meeting.

(2)    President and Chief Executive Officer

(3)    Chairman of the Board

(4)    Senior Vice President

(b)  Executive Officers

     The names and ages (as of March 27, 1997) of each of the excutive officers of the Company, the position or office held by each such person, the period during which he has served in such capacity and the principal occupation of each such person during at least the last five years is set forth below.

     For information regarding Douglas Crichfield and Philip M. Stone, see "Information Regarding Directors."

(c)  Identification of certain significant employees: Not applicable

(d)  Family relationship: None

(e)  Business experience

     The principal occupation and business experience during at least the last five years of each director and nominee is as follows

     Thomas M. Hardiman was a Consultant to Chubb Securities Corporation from 1987 through 1989, a Senior Vice President of Chubb Securities Corporation from 1982 until his retirement in 1987, and Vice President of Chubb Life Insurance Company from 1980 to 1981. He served as Vice President and Treasurer of United Life and Accident Insurance Co. from 1965 to 1980. He is a director of Concord Electric Co., a subsidiary of UNITIL Corp., and Beede Electrical Instrument Co.

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

     Douglas Crichfield has been a Director and President and Chief Executive Officer of the Company and Concord since 1990 and a Director of Centerpoint since 1996. Previously, he served as Executive Vice President and Treasurer of Concord and Treasurer and Chief Financial Officer of the Company from 1988 to 1990. He was Vice President of Corporate Finance at Bank of New England Corporation from 1986 to 1988, and held various positions, including Senior Vice President, Treasurer and Trust Officer, with Hancock Bank and Trust Co. from 1976 to 1986.

     William S. Fenollosa was President and owner of Granite State Volkswagen, Inc., an automobile sales and service dealership in Concord, New Hampshire, from 1967 until his retirement in 1995.

     Oliver R. Fifield was President of Northeast Consolidated Services, Inc., a corporation providing administrative office support to The New Hampshire and Vermont Blue Cross-Blue Shield corporations, from 1981 until his retirement in 1985. Mr. Fifield was President of Northeast Equity Corp., a business equipment leasing corporation owned by Blue Cross-Blue Shield, from 1983 to 1985.

     Walter W. Hemming is a Principal of Hemming Associates, a management consulting business.

     Robert A. Hill has been President and Chief Operating Officer of Capitol Plumbing and Heating Supply Co, Inc., a distributor of plumbing and heating products, from 1985 to the present, with experience in management, sales, and credit and collections over a 15-year period.

     Russell A. Holden served as President of Granite State Electric Co. from 1973 until his retirement in 1990. He was Vice President of New England Power Company from 1967 to 1990, Chairman and Director of New England Electric Transmission Corporation from 1981 to 1991, and Chairman and Director of New England Hydro Transmission Corporation from 1981 to 1991 (all subsidiaries of the New England Electric System). He is a director of Concord General Mutual Insurance Co., Green Mountain Insurance Co. and Vermont Accident Insurance Co.

     Lucia P. Kittredge has been a principal of Kapala-Kittredge Associates, Inc., an environmental and land use planning firm, from 1989 to the present. She was President of Matarazzo Design, Inc., a design firm of landscape architects, architects and land planning, from 1984 to 1988, and Vice President of the firm from 1981 to 1984.

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

Philip M. Stone has been President, Chief Executive Officer and Chairman of the Board of Centerpoint since its formation in 1989. He has been Senior Vice President of the Company since 1996.

Katherine F. Tsouros serves as an officer and active member of the Boards of various non-profit organizations in the Concord, New Hampshire area.

Paul M. Ferguson joined the Company in 1991 as Senior Vice President-Credit Administration of Concord Savings Bank, and was elected Executive Vice President-Banking Services in 1995. In 1995, Mr. Ferguson was elected Vice President-Credit Administration of the Company and in 1996 was elected Senior Vice President and Chief Credit Officer of the Company. Mr. Ferguson has been a director of Centerpoint Bank since 1996. From 1985 through 1991, he was a senior executive of First NH Bank, N.A., most recently serving as its Senior Vice President, Corporate Services and previously as Regional President, Southern Division and prior to that, as Vice President Senior Regional Lending
Officer.   His prior experience included two years as Vice President-Manager
Commercial Services Division for Merchants Savings Bank, of Manchester, New Hampshire, and four years in commercial and consumer lending for Indian Head National Bank, of Concord, New Hampshire. Mr. Ferguson is 43 years old.

John C. Baity, Jr. joined the Company in 1996 as Senior Vice President, Treasurer and Chief Financial Officer of both the Company and Concord Savings Bank. From 1995 to 1996, he served as Senior Vice President and Treasurer of First NH Bank, N.A. His prior experience includes three years as Senior Vice President and Treasurer of Chemical Bank New Jersey, and seven years in finance for Chemical Banking Corporation in New York, New York. Mr. Baity is 40 years old.

Gerald R. Emery joined the Company in 1988 as Vice President-Finance of Concord Savings Bank. He was elected Treasurer of the Company and Concord Savings Bank and Senior Vice President and Chief Financial Officer of Concord Savings Bank in 1990. In 1996 Mr. Emery relinquished his titles as Treasurer and Chief Financial Officer and was elected Secretary of the Company and Senior Vice President-Operations of Concord Savings Bank. From 1986 until joining the Company, he was Vice President-Finance with United Savers Bancorp, Inc. in Manchester, New Hampshire. From 1982 until 1986, he held the same position with The Savers Bank in Littleton, New Hampshire, a subsidiary of United Savers Bancorp, Inc. Prior to 1982, Mr. Emery had 18 years experience in community banking with commercial banks in both New Hampshire and in Vermont. Mr. Emery is 51 years old.

(f) Involvement in certain legal proceedings:  not applicable

(g) Promoters and Control Persons:  not applicable

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth certain information as to the compensation paid or accrued by the Company to the Chief Executive Officer and to the Company's most highly compensated officers other than the Chief Executive Officer who served as executive officers in 1996 and whose annual compensation exceeded $100,000 in 1996.

                                             Annual Compensation
                                  -------------------------------------------
                                                                        Other             All
                                                                       Annual           Other
                                  Year      Salary      Bonus    Compensation    Compensation
--------------------------------------------------------------------------------------------------
Douglas Crichfield                1996    $170,577    $ 5,960              --         $39,830/(1)/
President and Chief Executive     1995     154,522     19,443              --          36,419
Officer, the Company and          1994     148,893     14,395              --          29,007
Concord

Paul M. Ferguson                  1996     127,692      3,750              --           8,993/(2)/
Senior Vice President, the        1995     117,182      7,043              --           6,384
Company; Executive                1994     107,182      8,561              --           4,043
Vice President, Concord

Philip M. Stone/(3)/              1996     112,805         --              --           2,187/(5)/
Senior Vice President, the        1995     100,716         --              --           1,008
Company; President, Chief         1994      91,680         --         160,000/(4)/         --
Executive Officer and Chairman
of the Board, Centerpoint

Gerald R. Emery                   1996      98,000      7,450              --           6,216/(6)/
Secretary, the Company;           1995      95,728      4,698              --           4,343
Senior Vice President, Concord    1994      90,867      6,807              --           3,006
--------------------------------------------------------------------------------------------------

(1) Includes $28,437 accrued as an expense with respect to Mr. Crichfield's supplemental retirement agreement, the Company's matching contributions of $3,000 under the Company's 401(k) plan and an ESOP allocation valued at $8,393.

(2) Includes the Company's matching contributions under the Company's 401(k) plan and an ESOP allocation valued at $6,363.

(3) Amounts in the table represent Mr. Stone's compensation both prior to and since the consummation of the Company's acquisition of Centerpoint.

(4) Represents amounts earned pursuant to an employment agreement between Centerpoint and Mr. Stone, which provides for the payment to Mr. Stone of $160,000 upon the attainment of certain goals by Centerpoint. Those goals were attained in 1994. Pursuant to a deferred compensation agreement, Mr. Stone has elected to defer receipt of this amount until beginning in 1999 and ending in 2006.

(5) Represents the Company's matching contributions under the Company's 401(k) plan.

(6) Includes the Company's matching contributions of $1,055 under the Company's 401(k) plan and an ESOP allocation valued at $5,161.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Options
Values

The following table sets forth certain information regarding stock options exercised during the year ended December 31, 1996 and stock options held as of December 31, 1996 by the executive officers named in the Summary Compensation Table.

                                                                                                Value of
                                                                                               Unexercised
                                                       Number of Unexercised                  In-the-Money
                                                            Options at                         Options at
                        Shares                            Fiscal Year-End                  Fiscal Year-End/(1)/
                   Acquired on          Value     ------------------------------    ---------------------------------
                      Exercise       Realized      Exercisable    Unexercisable        Exercisable    Unexercisable
---------------------------------------------------------------------------------------------------------------------
Douglas Crichfield         0                0           21,319                0          $ 230,882                0
Paul M. Ferguson           0                0            8,000                0            111,500                0
Philip M. Stone       10,730        $ 193,140           32,190                0            311,599                0
Gerald R. Emery          750           14,438            8,325                0             85,200                0
---------------------------------------------------------------------------------------------------------------------

(1) Based on December 31, 1996 market price of $19.00 less the applicable option exercise price. These values have not been and may never be realized. Actual gains, if any, on exercise will depend on the value of the Common Stock on the date of the sale of the shares.

Pension Plan Table

The following table shows the estimated annual benefits payable to employees of the Company and its subsidiaries under Concord's defined benefit retirement plan.


                                     Years of Credited Service
Average          ---------------------------------------------------------------
Annual Salary          5         10        15         20          25         30
--------------------------------------------------------------------------------
$100,000         $ 9,856   $ 19,712  $ 29,568   $ 39,424    $ 49,280   $ 59,136
 125,000          12,356     24,712    37,068     49,424      61,780     74,136
 150,000          14,856     29,712    44,568     59,424      74,280     89,136
--------------------------------------------------------------------------------

The annual pension benefit is computed on the basis of a straight-life annuity. Benefits under the plan are based on the five highest years' base salary (up to a maximum of $150,000), offset by benefits provided under the Employee Stock Ownership Plan, but not by Social Security benefits. Mr. Crichfield has eight years, Mr. Ferguson has five years, Mr. Stone has five years, and Mr. Emery has eight years, of credited service under the plan. For the year ended December 31, 1996, Mr. Crichfield's base salary, as disclosed above in the Summary Compensation Table, exceeded the maximum covered compensation by $20,577.

Concord and Mr. Crichfield are parties to an Executive Supplemental Retirement Agreement ("Supplemental Agreement") under which, if he works for Concord until reaching age 65, Mr. Crichfield will be entitled to receive an annual benefit payable for life equal to (a) 60% of the average of his three highest annualized salaries paid during the five-year period ending on termination of employment, less (b) the benefit payable in life annuity form under Concord's retirement plan discussed above and under Concord's Employee Stock Ownership Plan. Mr. Crichfield accrues a retirement benefit under the Supplemental Agreement at the rate of 3% per year commencing at age 46, vesting at the rate of 10% per year commencing at age 49. The Supplemental Agreement provides for faster accrual of benefits than the retirement plan, and for benefits based upon the full amount of salary earned, whereas salary in excess of $150,000 cannot be taken into account in computing benefits under the retirement plan. In addition, the Supplemental Agreement provides for a death benefit payable monthly for 15 years to his beneficiaries in an annual amount equal to 40% of his salary at death.

Severance Benefits and Employment Agreements

The following is a description of severance and employment agreements with officers named in the Summary Compensation Table.

In April 1989 the Company and Concord entered into a severance benefits agreement with Mr. Crichfield. The agreement provides that under certain circumstances Mr. Crichfield (1) will be paid a lump sum amount equal to three times his highest salary rate in effect at any time within the 12-month period preceding termination, (2) will become fully vested in stock options previously granted to him and in any supplemental retirement benefits, (3) will be entitled to receive retirement benefits in an amount equal to any difference between the benefits that would be payable to him under Concord's tax-qualified employee benefit plans if he were fully vested thereunder and the benefits actually payable, and (4) will be reimbursed for executive outplacement fees up to $10,000, all relocation expenses, all legal expenses incurred in enforcing the severance benefits agreement, the cost of maintaining his group insurance coverage for two years and taxes on such reimbursed amounts. Such payments will be made and such rights will vest if Mr. Crichfield terminates his employment within two years following a "Change of Control" (as defined below), either involuntarily (other than for specified causes) or voluntarily with good reason, as defined.

A Change of Control is generally defined in the agreement to include (i) the acquisition by any person other than the Company of the beneficial ownership of shares representing 25% or more of the total number of votes that may be cast for election of Directors of the Company or Concord, (ii) the merger or consolidation of the Company or Concord (other than a merger or consolidation of Concord with or into another entity wholly owned by the Company), (iii) the sale by the Company or Concord of a majority of its assets, or (iv) the entering into of any transaction by Concord or the Company in which another entity (other than an insurer of Concord's deposit liabilities) assumes a majority of the deposit liabilities of Concord.

The Company and Concord also have entered into severance agreements with Paul M. Ferguson, in 1989, and with Gerald R. Emery, in 1992, which are similar to Mr. Crichfield's agreement. Messrs. Ferguson's and Emery's agreements provide for
(1) a lump sum payment equal to two times their highest salary rate in effect within the 12-month period preceding termination, (2) acceleration of vesting of stock options previously granted to them, and (3) the benefits described in (4) above with respect to Mr. Crichfield's agreement.

Centerpoint has entered into an employment agreement with Philip M. Stone dated August 29, 1995 pursuant to which Centerpoint has agreed to pay Mr. Stone an annual salary at the rate of not less than $100,000 per year during each year of his employment with Centerpoint. The agreement terminates on December 31, 1998. In addition, the agreement provides that Centerpoint will employ Mr. Stone as Chairman of the Board until December 31, 1998 and as President until June 30, 1998. From July 1, 1998 until the expiration of the agreement, Centerpoint has agreed to employ Mr. Stone to provide consulting assistance. The agreement also provides for certain fringe benefits.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information as of January 31, 1997 regarding (1) each person known by the Company to own beneficially more than 5% of the Company's Common Stock; (ii) each director and each nominee for director individually; (iii) each executive officer named in the Summary Compensation Table; and (iv) all directors and executive officers of the Company as a group. Except as otherwise noted in the footnotes to the table, the beneficial owners have sole voting and investment power as to all shares beneficially owned by them. All of the individuals named below are directors of the Company.
Messrs. Bethke, Fenollosa, Fifield, Hardiman, Hemming, Stewart and Stone are nominees.


                                                   Amount and
                                                    Nature of
                                                   Beneficial       Percentage
Name                                           Ownership/(1)/         of Class
--------------------------------------------------------------------------------
The Killen Group, Inc.
1199 Lancaster Avenue
Berwyn, PA 19312                                 153,690/(2)/              6.3

Arthur R. Bethke                                  46,948                   1.9

John N. Buxton                                     1,143/(3)/                *

Douglas Crichfield                                67,892/(4)/              2.7

Gerald R. Emery                                   10,759/(5)/                *

William S. Fenollosa                               2,215/(6)/                *

Paul M. Ferguson                                  10,152/(7)/                *

Oliver R. Fifield                                  3,743/(8)/                *

Thomas M. Hardiman                                11,500                     *

Walter W. Hemming                                 38,448                   1.5

Robert A. Hill                                       998/(9)/                *

Russell A. Holden                                  2,514/(10)/               *

Lucia P. Kittredge                                 5,346/(11)/               *

Seth A. Resnicoff                                 12,058/(3)/                *

Eleanor H. Stark                                   1,327/(12)/               *

James R. Stewart                                   4,801/(6)/                *

Philip M. Stone                                   55,313/(13)/             2.2

Katherine F. Tsouros                               3,140/(11)/               *

Directors and executive
  officers as a group (18 persons)               279,547/(14)/             11.1%
--------------------------------------------------------------------------------

*    Less than one percent

(1) For purposes of this table, a person is deemed to be the beneficial owner of any shares of Common Stock if he has or shares voting power or investment power with respect to such shares, or has the right to acquire beneficial ownership of such shares at any time within 60 days of the date of this table.

(2) The Killen Group's Form 13G dated February 14, 1997 filed with the Securities and Exchange Commission reports that the Group has sole dispositive power with respect to 153,690 shares of the Company's Common Stock and sole voting power with respect to 62,500 shares of the Company's Common Stock.

(3)  Includes 716 shares obtainable upon exercise of stock options.

(4) Includes 21,319 shares obtainable upon exercise of stock options and 3,061 shares held in Concord's Employee Stock Ownership Plan.

(5) Includes 8,325 shares obtainable upon exercise of stock options and 2,434 held in Concord's Employee Stock Ownership Plan.

(6)  Includes 319 shares obtainable upon exercise of stock options.

(7) Includes 7,250 shares obtainable upon exercise of stock options and 1,241 shares held in Concord's Employee Stock Ownership Plan.

(8)  Includes 464 shares obtainable upon exercise of stock options.

(9)  Includes 159 shares obtainable upon exercise of stock options.

(10) Includes 514 shares obtainable upon exercise of stock options.

(11) Includes 591 shares obtainable upon exercise of stock options.

(12) Includes 446 shares obtainable upon exercise of stock options.

(13) Includes 21,460 shares obtainable upon exercise of stock options.

(14) Includes 64,439 shares obtainable upon exercise of stock options and 6,736 shares allocable to executive officers under Concord's Employee Stock Ownership Plan.

Item 13.  Transactions with Certain Related Persons

In the ordinary course of business, the Company, through its banking subsidiaries, makes loans to its directors and officers and parties related to them. Such transactions are on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and do not involve more than normal risk of collectibility or present other unfavorable features.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater-than-10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during 1996 all Section 16(a) filing requirements applicable to its officers, directors, and greater-than-10% beneficial owners were complied with.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
AND 8-K/A

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

(b) None.

(c) See Index to Exhibits included elsewhere herein.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused by this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          COMMUNITY BANKSHARES, INC.

Dated:  March 28, 1997     By:  /s/  Douglas Crichfield
                                    Douglas Crichfield, President


Name                                Title                              Date
-----------------------------------------------------------------------------------------------
 /s/  Douglas Crichfield            President and Director             March 28, 1997
------------------------------      (Principal Executive Officer)
Douglas Crichfield

 /s/  John C. Baity, Jr.            Treasurer (Principal Financial     March 28, 1997
------------------------------      and Accounting Officer)
John C. Baity, Jr.

 /s/  Thomas M. Hardiman            Director                           March 28, 1997
------------------------------
Thomas M. Hardiman

 /s/  William S. Fenollosa          Director                           March 28, 1997
------------------------------
William S. Fenollosa

 /s/  Oliver R. Fifield             Director                           March 28, 1997
------------------------------
Oliver R. Fifield

 /s/ Eleanor H. Stark               Director                           March 28, 1997
------------------------------
Eleanor H. Stark

 /s/  Katherine F. Tsouros          Director                           March 28, 1997
------------------------------
Katherine F. Tsouros

 /s/ James R. Stewart               Director                           March 28, 1997
------------------------------
James R. Stewart

 /s/ Lucia P. Kittredge             Director                           March 28, 1997
------------------------------
Lucia P. Kittredge

 /s/ Seth A. Resnicoff              Director                           March 28, 1997
------------------------------
Seth A. Resnicoff, M.D.

 /s/ Russell A. Holden              Director                           March 28, 1997
------------------------------
Russell A. Holden

 /s/ John N. Buxton                 Director                           March 28, 1997
------------------------------
John N. Buxton

 /s/ Robert A. Hill                 Director                           March 28, 1997
------------------------------
Robert A. Hill

 /s/ Philip M. Stone                Director                           March 28, 1997
------------------------------
Philip M. Stone

 /s/ Walter W. Hemming              Director                           March 28, 1997
------------------------------
Walter W. Hemming

 /s/ Arthur R. Bethke               Director                           March 28, 1997
------------------------------
Arthur R. Bethke


EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT                                        METHOD OF FILING
----------------------------------------------------------------        -------------------------------------------------
 3.1      Restated Articles of Incorporation of Community               Incorporated by reference to Exhibit 3.1(b) to
          Bankshares, Inc.                                              Amendment No. 1 to Registration Statement on Form
                                                                        S-1 (File No. 33-00125) (the "Registration Statement")

 3.1(a)   Statement of Resolution establishing series of shares         Incorporated by reference to Exhibit 3.1(a) to
          of Community Bankshares, Inc. dated October 27, 1989          Annual Report on  Form  10-K for the year ended
                                                                        June 30, 1991

 3.1(b)   Articles of Amendment to the Restated Articles of             Incorporated by reference to Exhibit 3.1(b) to
          Incorporation of Community Bankshares, Inc.                   Quarterly Report on Form 10-Q for the quarter ended
                                                                        March 31, 1996

 3.2      By-laws of Community Bankshares, Inc. as currently            Incorporated by reference to Quarterly
          in effect                                                     Report on Form 10-Q for the quarter ended
                                                                        September 30, 1995

 4.1      Loan Agreement dated September 22, 1986 between               Incorporated by reference to Exhibit 4 to Annual
          the Savers Bank and the Trustee of the Concord Savings        Report on Form 10-K for year ended June 30, 1986
          Bank Employees Stock Ownership Plan, with related Note
          and Pledge

 4.2      Amendment to Loan Agreement between the Savers Bank           Incorporated by reference to Exhibit 4.2 to
          and the Trustee of the Concord Savings Bank Employee          Quarterly report on Form 10-Q for quarter ended
          Stock Ownership Plan, dated January 25, 1988                  March 31, 1988

 4.3      Rights Agreement between Community Bankshares, Inc.           Incorporated by reference to Form 8-A filed
          and the First National Bank of Boston                         June 30, 1989

 4.4      Community Bankshares, Inc. Dividend Reinvestment              Incorporated by reference to Form S-3
          and Stock Dividend Plan, dated December 28, 1994              (File No. 33-87956) filed December 28, 1994

10.2(a)   Concord Savings Bank 1985 Stock Option Plan, as               Incorporated by reference to Exhibit 10.2 to
          amended*                                                      Amendment No. 3 to Registration Statement

10.2(b)   Amendment to said Stock Option Plan adopted                   Incorporated by reference to Exhibit 10.2(b) to
          August 18, 1987*                                              Annual Report on Form 10-K for year ended
                                                                        June 30, 1987

10.3      Concord Savings Bank 1988 Stock Option Plan*                  Incorporated by reference to Exhibit A to Proxy
                                                                        Statement for Annual Meeting of Stockholders held
                                                                        on October 20, 1988

10.4      Executive Supplemental Retirement Agreement                   Incorporated by reference to Exhibit 10.8 to the
          with Douglas Crichfield*                                      Quarterly Report on Form 10-Q for quarter ended
                                                                        September 30, 1988

10.5      Form of Severance Benefits Agreement with                     Incorporated by reference to Exhibit 10.9 to Annual
          Douglas Crichfield dated August 1, 1988*                      Report on Form 10-K for year ended June 30, 1989



EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT                                          METHOD OF FILING
------------------------------------------------------------------        -------------------------------------------------
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

10.7(a)   Amendment of Form of Severance Benefits Agreement               Incorporated by reference to Exhibit 10.7(a) to
          with Gerald R. Emery dated December 30, 1992*                   Annual Report on Form 10-K for year ended
                                                                          June 30, 1993

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

10.10     Form of Severance Benefits Agreement with Paul M. Ferguson*     Incorporated by reference to Exhibit 10.11
                                                                          to Annual Report on Form 10-K for year ended
                                                                          June 30, 1991

10.10(a)  Amendment of Form of Severance Benefits Agreement               Incorporated by reference to Exhibit 10.11(a) to
          with Paul M. Ferguson dated December 30, 1992*                  Annual Report on Form 10-K for year ended
                                                                          June 30, 1993

10.11     Form of Severance Benefits Agreement with Charles E. Gorhan*    Incorporated by reference to Exhibit 10.12 to
                                                                          Annual Report on Form 10-K for year ended
                                                                          June 30, 1991

10.12     Form of Severance Benefits Agreement with Irving S. Felladore*  Incorporated by reference to Exhibit 10.13 to
                                                                          Annual Report on Form 10-K for year ended
                                                                          June 30, 1991

10.13     Form of Severance Benefits Agreement with Margaret A. Flint*    Incorporated by reference to Exhibit 10.14 to
                                                                          Annual Report on Form 10-K for year ended
                                                                          June 30, 1991

10.14     Community Bankshares, Inc. 1992 Stock Option Plan*              Incorporated by reference to Exhibit A to Proxy
                                                                          Statement for Annual Meeting of Stockholders held
                                                                          on October 15, 1992

10.15     Agreement and Plan of Merger by and between the                 Incorporated by reference to Annex A of the Proxy
          Company and Centerpoint Bank, dated as of                       Statement-Prospectus included in Registration
          August 28, 1995                                                 Statement on Form S-4 (File No. 33-63443)
                                                                        (the "S-4 Registration Statement")

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT                                METHOD OF FILING
-----------------------------------------------------------     ---------------------------------------------------
10.16     Employment Agreement between Centerpoint Bank         Incorporated by reference to the S-4 Registration
          and Phillip Stone, dated August 29, 1995*             Statement

10.17     Employment Agreement between Centerpoint Bank         Incorporated by reference to the S-4
          and Lucy T. Gobin, dated August 29, 1995*             Registration Statement

10.18     Employment Agreement between Centerpoint Bank         Incorporated by reference to the S-4
          and Joseph B. Reilly, dated August 29, 1995*          Registration Statement

10.19     Centerpoint Bank 1989 Stock Option Plan*              Incorporated by reference to Exhibit 10.20 to
                                                                Transition Report on Form 10-K for the six months
                                                                ended December 31, 1995

10.20     Form of Severance Benefits Agreement with             Filed herewith
          John C. Baity, Jr.*

10.21     Agreement and Plan of Reorganization dated            Incorporated by reference to Exhibit 2.2 to the Annual
          March 24, 1997 between CFX Corporation and            Report on Form 10-K for the Year Ended December 31,
          Community Bankshares, Inc., including Plan            1996 filed by CFX Corporation.
          of Share Exchange and Agreement and Plan
          of Merger among Concord Savings Bank,
          Centerpoint Bank and CFX Bank.

10.22     Stock Option Agreement dated March 24,                Incorporated by reference to Exhibit 99.3 to the
          1997 between CFX Corporation and Community            Annual Report on Form 10-K for the Year Ended
          Bankshares, Inc.                                      December 31, 1996 filed by CFX Corporation.

11        Statement re computation of Income per share          Filed herewith

21.1      Subsidiaries of Community Bankshares, Inc.            Filed herewith

23        Consent of KPMG Peat Marwick LLP to incorporation     Filed herewith
          by reference of opinion in Registration
          Statements on Form S-8 (File Nos. 333-2157,
          33-53678, 33-44264, 33-18853) and Form S-3
          (File No. 33-87956).

27.1      Financial Data Schedule                               Filed herewith

99        Joint press release issued by CFX Corporation         Incorporated by reference to Exhibit 99.2 to the
          and Community Bankshares, Inc., dated March           Annual Report on Form 10-K for the Year Ended
          24, 1997.                                             December 31, 1996 filed by CFX Corporation.

* Indicates management contract or compensatory plan