Form 10-Q
period 1997-03-31
COMMUNITY BANKSHARES INC /NH/
filed 1997-05-15
CIK 776815

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                       FOR QUARTER ENDED MARCH 31, 1997
                                         --------------
                        COMMISSION FILE NUMBER 0-14620
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



2,465,238 shares of Community Bankshares, Inc.'s Common Stock ($1.00 Par Value) were outstanding as of March 31, 1997. Community Bankshares, Inc. has no other classes of common stock.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
         --------------------

                          CONSOLIDATED BALANCE SHEETS
                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES

                                                    MARCH 31,           DECEMBER 31,
                                                      1997                 1996
                                                 ---------------      ---------------
                                                   (DOLLARS IN THOUSANDS, EXCEPT
                                                             SHARE DATA)
                                                             (UNAUDITED)
ASSETS
Cash and due from banks.........................   $ 22,709               $ 20,570
Interest-bearing deposits in other banks........      4,227                     90
Fed funds sold..................................         --                     --
                                                   --------               --------
    Total cash and cash equivalents.............     26,936                 20,660
                                                   --------               --------
Securities available for sale--amortized cost
  $83,956 at March 31, 1997 and $71,377
  at December  31, 1996.........................     83,502                 71,710
Securities held to maturity--fair value $43,350
  at March 31, 1997 and $46,990 at December 31,
  1996..........................................     43,806                 47,021
Federal Home Loan Bank stock....................      4,579                  4,571
Mortgage loans held for sale....................      4,352                  1,755

Loans...........................................    400,503                388,484
Allowance for loan losses.......................     (4,088)                (3,905)
                                                   --------               --------
    Net loans...................................    396,415                384,579
                                                   --------               --------
Premises and equipment..........................      9,923                  9,923
Real estate acquired by foreclosure.............      1,112                    738
Accrued interest receivable.....................      3,636                  3,805
Other assets....................................      6,384                  5,834
                                                   --------               --------
    Total assets................................   $580,645               $550,596
                                                   ========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
   Non-interest bearing demand..................   $ 54,193               $ 52,388
   Savings......................................    146,389                142,400
   Time certificates............................    210,103                200,999
                                                   --------               --------
    Total deposits..............................    410,685                395,787
  Securities sold under agreements to
   repurchase...................................     34,439                 37,102
  Other borrowed funds..........................     83,927                 71,786
  Accrued interest payable......................      1,581                  1,463
  Due to broker for security purchase...........      5,325                     --
  Other liabilities.............................      3,271                  3,651
                                                   --------               --------
    Total liabilities...........................    539,228                509,789
                                                   --------               --------
Stockholders' equity:
  Preferred stock, $1.00 par value per
   share; 1,000,000 shares authorized,
   none issued..................................         --                     --
  Common stock, $1.00 par value per share;
   4,500,000 shares authorized; issued and
   outstanding 2,465,238 at March 31, 1997 and
   2,448,931 at December 31, 1996...............      2,465                  2,449
  Additional paid-in capital....................     22,391                 22,266
  Retained earnings.............................     16,875                 15,945
                                                   --------               --------
                                                     41,731                 40,660
  Unrealized net gains (losses) on
   securities available for sale, net...........       (314)                   147
                                                   --------               --------
    Total stockholders' equity..................     41,417                 40,807
                                                   --------               --------
    Total liabilities and stockholders'
     equity.....................................   $580,645               $550,596
                                                   ========               ========

          See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES

                                                          THREE MONTHS
                                                        ENDED MARCH 31,
                                                   --------------------------
                                                       1997          1996
                                                   ------------  ------------
                                                   (IN THOUSANDS, EXCEPT PER
                                                            SHARE DATA)
                                                            (UNAUDITED)
Interest and dividend income:
  Loans.................................                $ 8,940        $7,624
  Securities available for sale.........                  1,171         1,139
  Securities held to maturity...........                    702           715
  Federal Home Loan Bank stock..........                     73            60
  Fed funds sold and deposits in other
   banks................................                     28           104
                                                        -------        ------
    Total interest and dividend income..                 10,914         9,642
                                                        -------        ------
Interest expense:
  Deposits..............................                  3,664         3,766
  Borrowed funds........................                  1,537           976
                                                        -------        ------
    Total interest expense..............                  5,201         4,742
                                                        -------        ------
Net interest and dividend income........                  5,713         4,900
Provision for loan losses...............                    240           275
                                                        -------        ------
    Net interest and dividend income
     after provision for loan losses....                  5,473         4,625
                                                        -------        ------
Non-interest income:
  Deposit account fees..................                    266           178
  Gains on sales of investment
   securities, net......................                    101           220
  Gains on sales of loans, net..........                    201           196
  Loan servicing income.................                    345           379
  Other.................................                    385           114
                                                        -------        ------
    Total non-interest income...........                  1,298         1,087
                                                        -------        ------
Non-interest expense:
  Salaries and employee benefits........                  2,263         1,945
  Occupancy and equipment...............                    861           650
  Foreclosed property...................                     49            25
  FDIC deposit insurance premiums.......                     13             1
  Marketing.............................                    151           114
  Other.................................                  1,333         1,194
                                                        -------        ------
    Total non-interest expense..........                  4,670         3,929
                                                        -------        ------
Income before income taxes..............                  2,101         1,783
Income tax expense......................                    778           629
                                                        -------        ------
  Net income............................                $ 1,323        $1,154
                                                        =======        ======

Earnings per common and common
  equivalent share......................                $  0.53        $ 0.47
Average number of common and common
  equivalent shares outstanding.........                  2,518         2,478
Dividends paid per share................                $  0.16        $ 0.15

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES

                                              THREE MONTHS
                                            ENDED  MARCH 31,
                                          ---------------------
                                             1997       1996
                                          ----------  ---------
                                             (In Thousands)
                                              (Unaudited)
Cash flows from operating activities:
 Net income..............................  $   1,323   $  1,154
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
  Provision for loan losses..............        240        275
  Depreciation and amortization..........        192        294
  Gains on sales of investment
   securities, net.......................       (101)      (220)
  Gains on sales of loans, net...........       (201)        --
  Gains on sales of mortgage servicing
   rights................................       (209)        --
  Gains on sales of premises and
   equipment.............................         --         (9)
  Net (gains) losses on sales and loss
   provisions on real estate acquired by
   foreclosure...........................          2         (6)
  Mortgage loans originated for sale.....    (11,790)   (14,450)
  Mortgage loans sold....................      9,193     13,476
  (Increase) decrease in other assets....        (35)     1,806
  Increase (decrease) in other
   liabilities...........................       (252)       520
                                           ---------   --------
    Net cash provided by (used in)
     operating activities................     (1,638)     2,840
                                           ---------   --------
Cash flows from investing activities:
 Proceeds from sales of securities
  available for sale.....................      7,607     13,334
 Proceeds from sales of securities held
  to maturity............................         --         --
 Proceeds from maturities and principal
  payments of securities held to
  maturity...............................      3,243      8,388
 Proceeds from maturities and principal
  payments of securities available for
  sale...................................      5,558      9,461
 Purchase of securities held to maturity.         --     (6,999)
 Purchase of securities available for
  sale...................................    (20,320)   (33,203)
 Purchase of FHLB stock..................       (300)      (136)
 Redemption of FHLB stock................        292         --
 Net increase in loans...................    (19,759)   (19,082)
 Proceeds from sales of automobile loans.         --      4,069
 Proceeds from sales of mortgage loans...      7,824         --
 Proceeds from sales of mortgage
  servicing rights.......................        144         --
 Capitalized expenses on real estate
  acquired by foreclosure................        (99)        --
 Proceeds from disposition of real
  estate acquired by foreclosure.........         --        274
 Proceeds from sales of premises and
  equipment..............................         --         16
 Additions to premises and equipment.....       (400)      (327)
                                           ---------   --------
    Net cash used in investing
     activities..........................    (16,210)   (24,205)
                                           ---------   --------
Cash flows from financing activities:
 Net increase (decrease) in time
  certificates of deposit................      9,104     (2,932)
 Net increase (decrease) in demand, NOW,
  savings and money market deposit
  accounts...............................      5,794      7,862
 Proceeds from borrowings................    133,520     31,130
 Repayments of borrowings................   (124,042)   (18,297)
 Repayments of liability relating to ESOP         --        (39)
 Proceeds from issuance of common stock..        141        308
 Dividends paid on common stock..........       (393)      (261)
                                           ---------   --------
    Net cash provided by  financing
     activities..........................     24,124     17,771
                                           ---------   --------
    Net increase (decrease) in cash and
     cash equivalents....................      6,276     (3,594)
Cash and cash equivalents at beginning
 of period...............................     20,660     31,193
                                           ---------   --------
Cash and cash equivalents at end of
 period..................................  $  26,936   $ 27,599
                                           =========   ========
Supplemental cash flow information:
 Cash paid for:
  Income taxes, net......................  $     804   $    487
  Interest...............................      5,083      4,809
Supplemental schedule of non-cash
 activities:
 Securities transferred from
  available for sale to held to
  maturity...............................  $      --   $     --
 Mortgage loans securitized during the
  period.................................         --         --
 Additions to real estate acquired by
  foreclosure............................        277         51
 Change in net unrealized gains (losses)
  on securities available for sale, net..       (461)      (650)

         See accompanying notes to consolidated financial statements.

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1996

1.  Basis of Presentation
    ---------------------

The unaudited consolidated financial statements of Community Bankshares, Inc. and its wholly owned subsidiaries ("Community"); Concord Savings Bank ("Concord"), Concord's wholly owned subsidiary for residential mortgage lending, Community Mortgage, Inc. and its wholly owned subsidiary for indirect lending, Bancredit Corporation ("Bancredit"); and Centerpoint Bank ("Centerpoint"), presented herein should be read in conjunction with the consolidated financial statements of Community Bankshares, Inc. and subsidiaries as of and for the year ended December 31, 1996. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in prior years have been reclassified to conform with the current year's presentation.

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

4.  Recent Accounting Developments
    ------------------------------

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

In accordance with the above, Community applied the requirements of this Statement effective January 1, 1997. Adoption of these statements has not had a material impact on Community's financial position, results of operations or liquidity.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

FINANCIAL CONDITION
-------------------

General
-------
At March 31, 1997, total assets amounted to $580,645,000, an increase of $30,049,000, or 5.5%, from $550,596,000 at December 31, 1996. This growth in assets was primarily in loans, investment securities and interest bearing deposits in other banks and was funded primarily with an increase in deposits, securities sold under agreements to repurchase and other borrowed funds.

Total investment securities amounted to $127,308,000, or 21.9% of total assets, at March 31, 1997 compared to $118,731,000, or 21.6% of total assets, at December 31, 1996. At March 31, 1997, securities available for sale amounted to $83,502,000, or 65.6% of total investment securities. Securities held to maturity amounted to $43,806,000 and represented 34.4% of total investment securities. The investment portfolio consists primarily of U.S. Treasury and Agency securities, mortgage-backed securities guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"), and to a lesser extent other mortgage-backed securities, corporate bonds, municipal investments and marketable equity securities.

Total loans increased by $12,019,000, or 3.1%, from $388,484,000 at December 31, 1996 to $400,503,000 at March 31, 1997. Since December 31, 1996, Community has experienced growth in commercial and consumer loans of approximately $8.5 million and $10.9 million, respectively. The commercial loan growth was primarily to small businesses in the manufacturing, retail and service industries and to professional associations. The growth in consumer loans was primarily in indirect automobile loans which resulted from competitive pricing to dealers located throughout the State of New Hampshire. This growth was offset by a decline in the residential mortgage portfolio which resulted from a sale of $7.6 million in one-year adjustable rate portfolio mortgage loans in March 1997.

Total deposits amounted to $410,685,000 at March 31, 1997 which represented an increase of $14,898,000, or 3.8% over the December 31, 1996 balance of $395,787,000. Growth was experienced in non-interest bearing demand and savings of $1,805,000 and $3,989,000, respectively and can be attributed to management's strategy of building full-banking relationships with its customers. Additionally, time certificates of deposit increased $9,104,000. This increase was primarily the result of CD promotions.

Funding loan growth was the primary reason for the increase in borrowed funds of $9,478,000 since December 31, 1996. Community's borrowed funds consist primarily of Federal Home Loan Bank ("FHLB") advances and, to a lesser extent, repurchase agreements.

At March 31, 1997, Community's stockholders' equity totaled $41,417,000, resulting in an equity-to-assets ratio of 7.13%, a Tier 1 leverage ratio of 7.46% and a total risk-based capital ratio of 11.04%. Community's capital ratios exceed all published regulatory minimums. For further information on the capital ratios of Community and of Concord and Centerpoint, see the "Liquidity and Capital Resources" section below.

Due to market conditions, Community's unrealized net gains (losses) on securities available for sale, recorded net of applicable taxes as a component of stockholders' equity, declined from an unrealized net gain of $147,000 at December 31, 1996 to an unrealized net loss of $314,000 at March 31, 1997. Changes in the market values of securities available for sale are reflected in Community's balance sheet as increases or decreases in stockholders' equity.

RISK ELEMENTS
-------------

At March 31, 1997, total non-performing assets amounted to $3,409,000, or 0.59% of total assets compared to $2,418,000, or 0.44%, at December 31, 1996. The majority of this increase was the result of a commercial and a commercial real estate loan being placed on non-accrual. To a lesser extent, it was the result of increases in real estate acquired through foreclosure during the quarter.

Non-performing assets consist of non-performing loans, non-accrual loans (including impaired loans), restructured loans and property or other assets which have been acquired by foreclosure or repossession. Non-performing loans increased to $2,088,000 or by 50% at March 31, 1997 from $1,392,000 at December 31, 1996. Foreclosed property and repossessed autos and mobile homes increased to $1,321,000 at March 31, 1997 from $1,026,000 at December 31, 1996. At March
31, 1997, impaired loans, which are included in non-accrual loans in the table below, amounted to $488,000 as compared to $505,000 at December 31, 1996.

The following table summarizes non-performing assets and loans delinquent 90 days or more and still accruing at the dates indicated.

                                          MARCH 31,   DECEMBER 31,   MARCH 31,
                                             1997         1996          1996
                                          ----------  -------------  ----------
                                                     (In Thousands)
Non-accrual loans.......................     $2,088         $1,392      $1,544
Restructured loans......................         --             --          --
                                             ------         ------      ------
  Total non-performing loans............      2,088          1,392       1,544
                                             ------         ------      ------
Real estate acquired by foreclosure.....      1,112            738         349
Other assets acquired...................        209            288         390
                                             ------         ------      ------
  Total assets acquired toward
   satisfaction of debt.................      1,321          1,026         739
                                             ------         ------      ------

Total non-performing assets.............      3,409          2,418       2,283
Loans delinquent 90 days or more and
 still accruing.........................        131            169          76
                                             ------         ------      ------
  Total non-performing assets and loans
   delinquent 90 days or more and still
   accruing.............................     $3,540         $2,587      $2,359
                                             ======         ======      ======
 Total non-performing assets as a
  percentage of total loans and assets
  acquired toward satisfaction of debt..        .85%          0.62%       0.67%

Community's provision for loan losses amounted to $240,000 for the three months ended March 31, 1997, bringing the allowance to $4,088,000 after net charge-offs of $57,000 for the three months ended March 31, 1997. At March 31, 1997, the allowance for loan losses represented 1.02% of total loans in comparison to 1.01% of total loans at December 31, 1996. At March 31, 1997, the allowance for loan losses represented 195.8% of non-performing loans of $2,088,000 versus 280.5% of non-performing loans of $1,392,000 at December 31, 1996.

The allowance for loan losses is maintained at a level believed by management to be adequate to meet reasonably foreseeable loan losses on the basis of many factors including the risk characteristics of the portfolio, underlying collateral, current and anticipated economic conditions that may affect the borrower's ability to pay, specific problem loans and trends in loan delinquencies and charge-offs. Losses on loans are provided for under the allowance method of accounting. The allowance is increased by provisions charged to earnings and reduced by loan charge-offs, net of recoveries. Loans, including impaired loans, are charged-off in whole or in part when, in management's opinion, collectibility is remote.

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

                RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                ------------------------------------------------
                            MARCH 31, 1997 AND 1996
                            -----------------------


RESULTS OF OPERATIONS
---------------------

Community earned net income of $1,323,000, or $0.53 per share, for the three months ended March 31, 1997. Comparable amounts for the three months ended March 31, 1996 equaled $1,154,000, or $0.47 per share.

AVERAGE BALANCE SHEETS AND NET INTEREST AND DIVIDEND INCOME
-----------------------------------------------------------

The following table sets forth certain information relating to Community's average balance sheets, including interest-earning assets, interest-bearing liabilities and net interest income on a fully tax-equivalent basis for the three month periods indicated:

                                                           THREE MONTHS ENDED MARCH 31,
                                                       1997                            1996
                                          ------------------------------  ------------------------------
                                           AVERAGE               YIELD/    AVERAGE               YIELD/
                                           BALANCE    INTEREST  RATE (5)   BALANCE    INTEREST  RATE (5)
                                          ----------  --------  --------  ----------  --------  --------
                                                             (DOLLARS IN THOUSANDS)
Assets:
Interest-earning assets:
 Loans(1)...............................   $399,410    $ 8,940     9.08%   $335,292     $7,624     9.10%
 Investments(2).........................    125,338      1,983     6.33     129,809      2,023     6.23
                                           --------    -------             --------     ------
   Total interest-earning assets........    524,748     10,923     8.44     465,101      9,647     8.30
                                                       -------                          ------
Non interest-earning assets.............     37,283                          32,882
Allowance for loan losses...............     (3,944)                         (3,692)
                                           --------                        --------
   Total assets.........................   $558,087                        $494,291
                                           ========                        ========
Liabilities and Stockholders' Equity:

Interest-bearing liabilities:
 Deposits...............................   $350,776    $ 3,664     4.24    $343,955     $3,766     4.38
 Borrowed funds.........................    113,874      1,537     5.47      70,653        976     5.53
                                           --------    -------             --------     ------
   Total interest-bearing liabilities...    464,650      5,201     4.54     414,608      4,742     4.57
                                                       -------                          ------
Non interest-bearing demand deposits....     45,983                          37,198
Other liabilities.......................      6,166                           4,909
                                           --------                        --------
   Total liabilities....................    516,799                         456,715
Stockholders' equity....................     41,288                          37,576
                                           --------                        --------
   Total liabilities and stockholders'
     equity.............................   $558,087                        $494,291
                                           ========                        ========
Net interest income/interest rate
 spread(3)..............................               $ 5,722     3.90%                $4,905     3.73%
                                                       =======     ====                 ======     ====
Net interest margin(4)..................                           4.42%                           4.22%
                                                                   ====                            ====

(1)  Includes non-accrual loans.
(2) Investments (includes interest bearing deposits in other banks and fed funds sold) are shown at average amortized cost.
(3) Interest rate spread is the average yield earned on total earning assets less the average cost paid for interest-bearing liabilities.
(4) The net interest margin during the period equals net interest income divided by average interest-earning assets for the period.
(5)  Calculated on an annualized basis.

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

                                          THREE MONTHS ENDED
                                        MARCH 31, 1997 VS. 1996
                                      ---------------------------
                                          INCREASE (DECREASE)
                                                DUE TO
                                      ---------------------------
                                       VOLUME    RATE     TOTAL
                                      --------  -------  --------
                                            (IN THOUSANDS)
Interest and dividend income:
  Loans.............................   $1,437    $(121)   $1,316
  Investments.......................      (70)      30       (40)
                                       ------    -----    ------
Total interest and dividend income..    1,367      (91)    1,276
                                       ------    -----    ------
Interest expense:
  Deposits..........................       74     (176)     (102)
  Borrowed funds....................      584      (23)      561
                                       ------    -----    ------
Total interest expense..............      658     (199)      459
                                       ------    -----    ------
Net interest and dividend income....   $  709    $ 108    $  817
                                       ======    =====    ======

INTEREST INCOME
---------------

Total interest and dividend income, on a fully tax-equivalent basis, increased by $1,276,000 for the three months ended March 31, 1997 over amounts earned for the same period of the prior year. This increase is primarily due to an increase in average loans outstanding offset by a slight decrease in average loan yield. The average balance of loans outstanding for the three months ended March 31, 1997 amounted to $399,410,000, an increase of $61,683,000 from the same period of the previous year, resulting in an increase of interest and fee income on loans due to volume of $1,437,000. This increase was partially offset by a reduction in interest income due to rate of $121,000.

INTEREST EXPENSE
----------------

Total interest expense for the three months ended March 31, 1997 increased by $459,000 as compared with the same period of the prior year. This increase resulted primarily from an increase in average borrowed funds outstanding partially offset by a decrease in interest rates paid on deposits. Community used borrowed funds as a funding alternative for loan growth which resulted in an increase in average outstanding borrowings of $43,221,000 for the three months ended March 31, 1997. This utilization of borrowed funds resulted in an increase in interest expense due to volume of $584,000. For the three months ended March 31, 1997, the average interest rate was 5.47% as compared with 5.53% at March 31, 1996, resulting in a reduction in interest expense on borrowings due to rate of $23,000.

The average yield on interest bearing deposits for the three months ended March 31, 1997 was 4.24% compared to 4.38% for the same period of the prior year, resulting in a decline in interest expense due to rate of $176,000. Offsetting this decline was a rise in interest expense of $74,000 due to volume resulting from an increase in average deposit balances of $6,821,000 when compared with the same period last year.

PROVISION FOR LOAN LOSSES
-------------------------

Community made a provision of $240,000 for the three months ended March 31, 1997 into the allowance for loan losses compared to $275,000 for the comparable period of the prior year. Net loan charge-offs for the current quarter equaled $57,000 as compared to $176,000 for the same period of the prior year. The decrease in the provision for loan losses was the result of a large commercial loan recovery received in the first quarter of 1997.

NON-INTEREST INCOME
-------------------

Non-interest income for the three months ended March 31, 1997 increased by $211,000 from the same period last year.

Increased transaction activity and numbers of accounts were the primary reasons for the growth of $88,000 in deposit account fees for the three months ended March 31, 1997 when compared to the same period of the prior year. Community also revised its deposit account fee schedule during December 1996.

Community recorded $101,000 in security gains for the three months ended March 31, 1997 compared to $220,000 for the same period of the prior year.

Loan servicing income decreased by $34,000 for the three months ended March 31, 1997 as compared with the same period of the prior year. This decrease resulted primarily from declining balances of mortgage loans serviced.

Other non-interest income increased by $271,000 for the three months ended March 31, 1997 as compared with the same period of the prior year. This increase can be directly attributable to the sale of mortgage servicing rights in March 1997 as well as income received from Household Finance Corporation ("HFC"). In October 1996, Community formed an alliance to originate for immediate resale without recourse lesser quality auto loans on behalf of HFC, a nationally recognized orginator and servicer of this product.

NON-INTEREST EXPENSE
--------------------

Non-interest expense for the three months ended March 31, 1997 increased by $741,000 over the same period of the prior year. The increase in non-interest expense was primarily due to branch expansion and Community's continued investment to expand its business lines and product distribution system, increased marketing and normal increases related to salaries and benefits and other operating expenses. Since March 1996, Community has opened offices in Portsmouth and Hooksett, New Hampshire, opened new remote automated cash dispensing machines at 16 of the Walmart and Sam's Club stores in New Hampshire and expanded its commercial and indirect consumer lending capacity.

INCOME TAXES
------------

Income tax expense for the three months ended March 31, 1997 and 1996 amounted to $778,000 and $629,000, respectively. The effective tax rate for 1997 was 37% compared to 35% in 1996. The increase in the effective tax rate for the current year was primarily the result of an increase in state tax liability due to higher earnings.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity is a measure of Community's ability to meet its cash needs at a reasonable cost. Cash needs arise primarily as a result of funding lending opportunities, the maturity of liabilities such as borrowings and the withdrawal of deposits. Asset liquidity is achieved through the management of earning asset maturities, loan amortization, deposit growth, periodic loan sales and access to borrowed funds. Management believes that funding sources are adequate to meet commitments and ongoing obligations.

Community's funding requirements are limited and are adequately satisfied by dividends from Concord and Centerpoint and by its interest-bearing cash deposit with Concord. Dividends paid from Concord and Centerpoint to Community are limited to the extent necessary for Concord and Centerpoint to comply with regulatory capital guidelines.

Concord and Centerpoint are members of the FHLB, which makes substantial borrowings available to its members. At March 31, 1997, FHLB borrowings totaled $83,684,000 with approximately $20,000,000 available in unused borrowing capacity at the FHLB to meet future large deposit fluctuations or increased loan demands should either occur.

Community is regulated by the Federal Reserve Board, which requires Community to maintain minimum risk-based capital ratios. The minimum Tier 1 and total risk-based capital ratios required are 4% and 8%, respectively. To complement the risk-based guidelines, the Federal Reserve Board requires a minimum leverage ratio of 4%, which represents the minimum capital to total asset standard for bank holding companies. Federal banking agencies, including the Federal Deposit Insurance Corporation ("FDIC"), require similar leverage ratios for banks. At March 31, 1997, Community had equity capital of $41,417,000, resulting in an equity-to-assets ratio of 7.13%.

The following table summarizes Community's regulatory capital ratios as of March 31, 1997.

                                           REQUIRED      ACTUAL
                                          REGULATORY   REGULATORY
                                             RATIO        RATIO
                                          -----------  -----------

Leverage................................        4.00%        7.46%
Risk-based:
  Tier 1................................        4.00        10.06
  Total risk-based......................        8.00        11.04

The following table summarizes Concord's regulatory capital ratios as of March 31, 1997.

                                           REQUIRED      ACTUAL
                                          REGULATORY   REGULATORY
                                            RATIO        RATIO
                                          ----------   ----------
Leverage................................      4.00%        7.01%
Risk-based:
  Tier 1................................      4.00         9.63
  Total risk-based......................      8.00        10.60


The following table summarizes Centerpoint's regulatory capital ratios as of March 31, 1997.

                                           REQUIRED      ACTUAL
                                          REGULATORY   REGULATORY
                                            RATIO        RATIO
                                          ----------   ----------
Leverage................................      4.00%        7.28%
Risk-based:
  Tier 1................................      4.00         9.34
  Total risk-based......................      8.00        10.39


                          PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS
         -----------------

Community is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to its business. Management believes that the resolution of these matters will not materially affect the business or the consolidated financial condition or results of operations of Community and its subsidiaries.


ITEM 2 - CHANGES IN SECURITIES
         ---------------------
         Not applicable


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
         Not applicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         Not applicable


ITEM 5 - OTHER INFORMATION
         -----------------
         Not applicable


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
         (a) Exhibits





Exhibit
Number                       Description of Exhibit   Method of Filing
-------                      ----------------------   ----------------
   3.1                       Restated Articles of    Incorporated by reference
                             Incorporation of        to Exhibit 3.1(b) to
                             Community Bankshares,   Amendment No. 1 to
                             Inc.                    Registration Statement on
                                                     Form  S-1 (File No.
                                                     33-00125) (the
                                                     "Registration Statement")

   3.1(a)                    Statement of            Incorporated by reference
                             Resolution              to Exhibit 3.1(a) to
                             establishing series     Annual Report on  Form
                             of shares of            10-K for the year ended
                             Community Bankshares,   June 30, 1991
                             Inc. dated October
                             27, 1989


   3.1(b)                    Articles of Amendment   Incorporated by reference
                             to the Restated         to Exhibit 3.1(b) to
                             Articles of             Quarterly Report on  Form
                             Incorporation of        10-Q for the quarter ended
                             Community Bankshares,   March 31, 1996
                             Inc.

   3.2                       By-laws of Community    Incorporated by reference
                             Bankshares, Inc. as     to Quarterly Report on
                             currently in effect     Form 10-Q for the quarter
                                                     ended September 30, 1995

   4.1                       Loan Agreement dated    Incorporated by reference
                             September 22, 1986      to Exhibit 4 to Annual
                             between the Savers      Report on Form 10-K for
                             Bank and the Trustee    year ended June 30, 1986
                             of the Concord
                             Savings Bank
                             Employees Stock
                             Ownership Plan, with
                             related Note and
                             Pledge Agreement

   4.2                       Amendment to Loan       Incorporated by reference
                             Agreement between the   to Exhibit 4.2 to
                             Savers Bank and the     Quarterly report on Form
                             Trustee of the          10-Q for quarter ended
                             Concord Savings Bank    March 31, 1988
                             Employee Stock
                             Ownership Plan, dated
                             January 25, 1988

   4.3                       Rights Agreement        Incorporated by reference
                             between Community       to Form 8-A filed June 30,
                             Bankshares, Inc. and    1989
                             the First National
                             Bank of Boston

   4.4                       Community Bankshares,   Incorporated by reference
                             Inc. Dividend           to Form S-3 (File No.
                             Reinvestment and        33-87956) filed December
                             Stock Dividend Plan,    28, 1994
                             dated December 28,
                             1994

 10.2(a)                     Concord Savings Bank    Incorporated by reference
                             1985 Stock Option       to Exhibit 10.2 to
                             Plan, as amended *      Amendment No. 3 to
                                                     Registration Statement

 10.2(b)                     Amendment to said       Incorporated by reference
                             Stock Option Plan       to Exhibit 10.2(b) to
                             adopted August 18,      Annual Report on Form 10-K
                             1987*                   for year ended June 30,
                                                     1987

 10.3                        Concord Savings Bank    Incorporated by reference
                             1988 Stock Option       to Exhibit A to Proxy
                             Plan *                  Statement for Annual
                                                     Meeting of Stockholders
                                                     held on October 20, 1988

 10.4                        Executive               Incorporated by reference
                             Supplemental            to Exhibit 10.8 to the
                             Retirement Agreement    Quarterly Report on Form
                             with Douglas            10-Q for quarter ended
                             Crichfield *            September 30, 1988

 10.5                        Form of Severance       Incorporated by reference
                             Benefits Agreement      to Exhibit 10.9 to Annual
                             with Douglas            Report on Form 10-K for
                             Crichfield dated        year ended June 30, 1989
                             August 1, 1988 *

 10.5 (a)                    Amendment of Form of    Incorporated by reference
                             Severance Benefits      to Exhibit 10.9(a) to
                             Agreement with          Annual Report on Form 10-K
                             Douglas Crichfield      for year ended June 30,
                             dated April 19, 1989 *  1989

 10.6                        Form of Severance       Incorporated by reference
                             Benefits Agreement      to Exhibit 10.10 to Annual
                             with Donna L. Bean *    Report on Form 10-K for
                                                     year ended  June 30, 1989

 10.7                        Form  of Severance      Incorporated by reference
                             Benefits Agreement      to Exhibit 10.11 to Annual
                             with Gerald R. Emery *  Report on Form 10-K for
                                                     year ended June 30, 1989



Exhibit
Number                       Description of Exhibit  Method of Filing
-------                      ----------------------  ------------------
10.7(a)                      Amendment of Form of    Incorporated by reference
                             Severance Benefits      to Exhibit 10.7(a) to
                             Agreement with Gerald   Annual Report on Form 10-K
                             R. Emery dated          for year ended June 30,
                             December 30, 1992 *     1993

10.8                         Form of Severance       Incorporated by reference
                             Benefits Agreement      to Exhibit 10.12 to Annual
                             with David E. Fuller *  Report on Form 10-K for
                                                     year ended June 30, 1989

10.9                         Form of Severance       Incorporated by reference
                             Benefits Agreement      to Exhibit 10.13 to Annual
                             with Robert F. Howe *   Report on Form 10-K for
                                                     year ended  June 30, 1989

10.10                        Form of Severance       Incorporated by reference
                             Benefits Agreement      to Exhibit 10.11 to Annual
                             with Paul M. Ferguson   Report on Form 10-K for
                             *                       year ended June 30, 1991

10.10(a)                     Amendment of Form of    Incorporated by reference
                             Severance Benefits      to Exhibit 10.11(a) to
                             Agreement with Paul     Annual Report on Form 10-K
                             M. Ferguson dated       for year ended June 30,
                             December 30, 1992 *     1993

10.11                        Form of Severance       Incorporated by reference
                             Benefits Agreement      to Exhibit 10.12 to Annual
                             with Charles E.         Report on Form 10-K for
                             Gorhan *                year ended June 30, 1991

10.12                        Form of Severance       Incorporated by reference
                             Benefits Agreement      to Exhibit 10.14 to Annual
                             with Margaret A.        Report on Form 10-K for
                             Flint *                 year ended June 30, 1991

10.13                        Community Bankshares,   Incorporated by reference
                             Inc. 1992 Stock         to Exhibit A to Proxy
                             Option Plan *           Statement  for Annual
                                                     Meeting of Stockholders
                                                     held on October 15, 1992

10.14                        Agreement and Plan of   Incorporated by reference
                             Merger by and between   to Annex A of the Proxy
                             Community and           Statement-Prospectus
                             Centerpoint Bank,       included in Registration
                             dated as of August      Statement on Form S-4
                             28, 1995                (File No. 33-63443) (the
                                                     "S-4 Registration
                                                     Statement")

10.15                        Employment Agreement    Incorporated by reference
                             between Centerpoint     to the S-4 Registration
                             Bank and Philip         Statement
                             Stone, dated August
                             29, 1995. *

10.16                        Employment Agreement    Incorporated by reference
                             between Centerpoint     to the S-4 Registration
                             Bank and Lucy T.        Statement
                             Gobin, dated August
                             29, 1995 *

10.17                        Employment Agreement    Incorporated by reference
                             between Centerpoint     to the S-4 Registration
                             Bank and Joseph  B.     Statement
                             Reilly, dated August
                             29, 1995 *

10.18                        Centerpoint Bank 1989   Incorporated by reference
                             Stock Option Plan *     to Exhibit 10.20 to
                                                     Transition Report on Form
                                                     10-K for the six months
                                                     ended December 31, 1995

10.19                        Form of Severance       Incorporated by reference
                             Benefits Agreement      to Exhibit 10.20 to Annual
                             with John C. Baity,     Report on Form 10-K for
                             Jr. *                   year ended December 31,
                                                     1996

10.20                        Agreement and Plan of   Incorporated by reference
                             Reorganization dated    to Exhibit 2.2 to the
                             March 24, 1997          Annual Report on Form 10-K
                             between CFX             for the Year Ended
                             Corporation and         December 31, 1996 filed by
                             Community Bankshares,   CFX Corporation
                             Inc., including Plan
                             of Share Exchange and
                             Agreement and Plan of
                             Merger among Concord
                             Savings Bank,
                             Centerpoint Bank and
                             CFX Bank



Exhibit
Number                       Description of Exhibit  Method of Filing
------                       ----------------------- ----------------
 10.21                       Stock Option            Incorporated by reference
                             Agreement dated March   to Exhibit 99.3 to the
                             24, 1997 between CFX    Annual Report on Form 10-K
                             Corporation and         for the Year Ended
                             Community Bankshares,   December 31, 1996 filed by
                             Inc.                    CFX Corporation

 11                          Statement re            Filed herewith
                             computation of
                             Income per share

 21.1                        Subsidiaries of         Incorporated by reference
                             Community Bankshares,   to Exhibit 21.1 to the
                             Inc.                    Annual Report on Form 10-K
                                                     for the Year Ended
                                                     December 31, 1996

 27                          Financial Data          Filed herewith
                             Schedule

 99                          Joint press release     Incorporated by reference
                             issued by CFX           to Exhibit 99.2 to the
                             Corporation and         Annual Report on Form 10-K
                             Community Bankshares,   for the Year Ended
                             Inc., dated March 24,   December 31, 1996 filed by
                             1997                    CFX Corporation

                             * indicates
                             management contract
                             or compensatory plan

 (b) Reports on Form 8-K

Community has not filed any reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  COMMUNITY BANKSHARES, INC.

Name                         Title                                  Date
--------------------------------------------------------------------------------

/s/ Douglas Crichfield       President and Chief Executive Officer  May 15, 1997
---------------------------
Douglas Crichfield

/s/ John C. Baity, Jr.       Treasurer and Chief Financial Officer  May 15, 1997
---------------------------
John C. Baity, Jr.           (Principal Financial and Chief
                             Accounting Officer)
