Form 10-Q
period 1997-06-30
COMMUNITY BANKSHARES INC /NH/
filed 1997-08-13
CIK 776815

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                        FOR QUARTER ENDED JUNE 30, 1997
                                          -------------
                        COMMISSION FILE NUMBER 0-14620
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
Yes  [X]  No [_]
     ---     ---



2,488,737 shares of Community Bankshares, Inc.'s Common Stock ($1.00 Par Value) were outstanding as of June 30, 1997. Community Bankshares, Inc. has no other classes of common stock.

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
         --------------------

                          CONSOLIDATED BALANCE SHEETS
                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES

                                                                                     JUNE 30,           DECEMBER 31,
                                                                                       1997                 1996
                                                                                ----------------    -------------------
                                                                                 (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                                (UNAUDITED)
ASSETS
Cash and due from banks...................................................           $ 25,708               $ 20,570
Interest-bearing deposits in other banks..................................                 12                     90
Fed funds sold............................................................                 --                     --
                                                                                     --------               --------
    Total cash and cash equivalents.......................................             25,720                 20,660
                                                                                     --------               --------
Securities available for sale--amortized cost $110,638 at June 30, 1997
 and $71,377 at December  31, 1996........................................            110,809                 71,710
Securities held to maturity--fair value $37,595 at June 30, 1997 and
 $46,990 at December 31, 1996.............................................             37,737                 47,021
Federal Home Loan Bank stock..............................................              4,685                  4,571
Mortgage loans held for sale..............................................              3,668                  1,755

Loans.....................................................................            416,523                388,484
Allowance for loan losses.................................................             (4,224)                (3,905)
                                                                                     --------               --------
    Net loans.............................................................            412,299                384,579
                                                                                     --------               --------
Premises and equipment....................................................              9,833                  9,923
Real estate acquired by foreclosure.......................................              1,001                    738
Accrued interest receivable...............................................              3,934                  3,805
Other assets..............................................................              6,188                  5,834
                                                                                     --------               --------
    Total assets..........................................................           $615,874               $550,596
                                                                                     ========               ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
   Non-interest bearing demand............................................           $ 65,755               $ 52,388
   Savings................................................................            151,782                142,400
   Time certificates......................................................            211,023                200,999
                                                                                     --------               --------
      Total deposits......................................................            428,560                395,787
  Securities sold under agreements to repurchase..........................             40,996                 37,102
  Other borrowed funds....................................................             97,879                 71,786
  Accrued interest payable................................................              1,671                  1,463
  Other liabilities.......................................................              3,675                  3,651
                                                                                     --------               --------
    Total liabilities.....................................................            572,781                509,789
                                                                                     --------               --------
Stockholders' equity:
  Preferred stock, $1.00 par value per share; 1,000,000 shares
    authorized, none issued...............................................                 --                     --
  Common stock, $1.00 par value per share; 4,500,000 shares authorized;
    issued and outstanding 2,488,737 at June 30, 1997 and
         2,448,931 at December 31, 1996...................................              2,489                  2,449
  Additional paid-in capital..............................................             22,514                 22,266
  Retained earnings.......................................................             18,002                 15,945
                                                                                     --------               --------
                                                                                       43,005                 40,660
  Unrealized net gains (losses) on securities available for sale, net.....                 88                    147
                                                                                     --------               --------
    Total stockholders' equity............................................             43,093                 40,807
                                                                                     --------               --------
    Total liabilities and stockholders' equity............................           $615,874               $550,596
                                                                                     ========               ========

          See accompanying notes to consolidated financial statements.

                       CONSOLIDATED STATEMENTS OF INCOME
                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES

                                                                                       Three Months           Six Months
                                                                                      Ended June 30,        Ended June 30,
                                                                                     ----------------      ----------------
                                                                                     1997        1996      1997        1996
                                                                                     ----        ----      ----        ----
                                                                                    (In Thousands, Except per Share Data)
                                                                                                 (Unaudited)
Interest and dividend income:
  Loans...................................................................        $ 9,311     $ 7,979   $18,251     $15,603
  Securities available for sale...........................................          1,476       1,414     2,647       2,553
  Securities held to maturity.............................................            661         630     1,363       1,345
  Federal Home Loan Bank stock............................................             77          84       150         144
  Fed funds sold and deposits in other banks..............................             29         121        57         225
                                                                                  -------     -------   -------     -------
    Total interest and dividend income....................................         11,554      10,228    22,468      19,870
                                                                                  -------     -------   -------     -------
Interest expense:
  Deposits................................................................          3,885       3,663     7,549       7,432
  Borrowed funds..........................................................          1,664       1,281     3,201       2,254
                                                                                  -------     -------   -------     -------
    Total interest expense................................................          5,549       4,944    10,750       9,686
                                                                                  -------     -------   -------     -------
Net interest and dividend income..........................................          6,005       5,284    11,718      10,184
Provision for loan losses.................................................            318         300       558         575
                                                                                  -------     -------   -------     -------
    Net interest and dividend income after provision for loan losses......          5,687       4,984    11,160       9,609
                                                                                  -------     -------   -------     -------
Non-interest income:
  Deposit account fees....................................................            272         204       538         382
  Gains on sales of investment securities, net............................            167         129       268         349
  Gains on sales of loans, net............................................            333         224       534         420
  Loan servicing income...................................................            303         370       648         752
  Other...................................................................            213         112       598         226
                                                                                  -------     -------   -------     -------
    Total non-interest income.............................................          1,288       1,039     2,586       2,129
                                                                                  -------     -------   -------     -------
Non-interest expense:
  Salaries and employee benefits..........................................          2,248       2,054     4,511       3,999
  Occupancy and equipment.................................................            806         620     1,667       1,270
  Foreclosed property.....................................................             38          33        87          58
  FDIC deposit insurance premiums.........................................             11           1        24           2
  Marketing...............................................................            149         145       300         259
  Other...................................................................          1,289       1,221     2,622       2,418
                                                                                  -------     -------   -------     -------
    Total non-interest expense............................................          4,541       4,074     9,211       8,006
                                                                                  -------     -------   -------     -------
Income before income taxes................................................          2,434       1,949     4,535       3,732
Income tax expense........................................................            910         699     1,688       1,328
                                                                                  -------     -------   -------     -------
  Net income..............................................................        $ 1,524     $ 1,250   $ 2,847     $ 2,404
                                                                                  =======     =======   =======     =======

Earnings per common and common equivalent share...........................        $  0.60     $  0.50   $  1.13     $  0.97
Average number of common and common equivalent shares outstanding.........          2,545       2,484     2,523       2,480
Dividends paid per share..................................................        $  0.16     $  0.15   $  0.32     $  0.30

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES

                                                                                           SIX MONTHS
                                                                                         ENDED  JUNE 30,
                                                                                      --------------------
                                                                                         1997       1996
                                                                                      --------    --------
                                                                                         (In Thousands)
                                                                                          (Unaudited)
Cash flows from operating activities:
  Net income..............................................................           $   2,847   $  2,404
  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
   Provision for loan losses..............................................                 558        575
   Depreciation and amortization..........................................                 297        903
   Gains on sales of investment securities, net...........................                (268)      (349)
   Gains on sales of loans, net...........................................                (284)        --
   Gains on sales of mortgage servicing rights............................                (209)        --
   Gains on sales of premises and equipment...............................                  --         (9)
   Net (gains) losses on sales and loss provisions on real estate
     acquired by foreclosure..............................................                  24         (4)
   Mortgage loans originated for sale.....................................             (24,723)   (29,444)
   Mortgage loans sold....................................................              22,810     28,656
   (Increase) decrease in other assets....................................                (927)     1,300
   Increase (decrease) in other liabilities...............................                 232      5,746
                                                                                     ---------   --------
    Net cash provided by operating  activities............................                 357      9,778
                                                                                     ---------   --------
Cash flows from investing activities:
  Proceeds from sales of securities available for sale....................              21,329     22,162
  Proceeds from sales of securities held to maturity......................               2,000         --
  Proceeds from maturities and principal payments of securities
   held to maturity.......................................................               7,320     14,208
  Proceeds from maturities and principal payments of securities
   available for sale.....................................................               9,820     11,149
  Purchase of securities held to maturity.................................                  --     (6,999)
  Purchase of securities available for sale...............................             (70,139)   (68,241)
  Purchase of FHLB stock..................................................                (406)      (160)
  Redemption of FHLB stock................................................                 292         --
  Net increase in loans...................................................             (49,002)   (34,037)
  Proceeds from sales of automobile loans.................................                  --      4,069
  Proceeds from sales of mortgage loans...................................              21,092         --
  Proceeds from sales of mortgage servicing rights........................                 709         --
  Capitalized expenses on real estate acquired by foreclosure.............                 (99)        --
  Proceeds from disposition of real estate acquired by foreclosure........                 197        417
  Proceeds from sales of premises and equipment...........................                  --         16
  Additions to premises and equipment.....................................                (668)    (1,278)
                                                                                      --------   --------
   Net cash used in investing activities..................................             (57,555)   (58,694)
                                                                                      --------   --------
Cash flows from financing activities:
  Net increase (decrease) in time certificates of deposit.................              10,024       (736)
  Net increase (decrease) in demand, NOW, savings and money market
   deposit accounts.......................................................              22,749     15,483
  Proceeds from borrowings................................................             309,911     70,078
  Repayments of borrowings................................................            (279,924)   (42,940)
  Repayments of liability relating to ESOP................................                  --        (79)
  Proceeds from issuance of common stock..................................                 288        473
  Dividends paid on common stock..........................................                (790)      (622)
                                                                                      --------   --------
  Net cash provided by financing activities...............................              62,258     41,657
                                                                                      --------   --------
  Net increase (decrease) in cash and cash equivalents....................               5,060     (7,259)
Cash and cash equivalents at beginning of period..........................              20,660     31,193
                                                                                      --------   --------
Cash and cash equivalents at end of period................................            $ 25,720   $ 23,934
                                                                                      ========   ========
Supplemental cash flow information:
 Cash paid for:
  Income taxes, net.......................................................            $  2,129   $  1,042
  Interest................................................................              10,542      9,777
Supplemental schedule of non-cash activities:
   Securities transferred from available for sale to held to maturity.....                  --   $  5,730
   Mortgage loans securitized during the period...........................                  --         --
   Additions to real estate acquired by foreclosure.......................                 385        404
   Change in net unrealized gains (losses) on securities
    available for sale, net.................................                               (59)    (1,164)

          See accompanying notes to consolidated financial statements.

                  COMMUNITY BANKSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1997 AND 1996

1.  Basis of Presentation
    ---------------------
The unaudited consolidated financial statements of Community Bankshares, Inc. and its wholly owned subsidiaries ("Community"); (Concord Savings Bank ("Concord"), Concord's wholly owned subsidiary for residential mortgage lending, Community Mortgage, Inc. and its wholly owned subsidiary for indirect lending, Bancredit Corporation ("Bancredit"), and Centerpoint Bank ("Centerpoint")), presented herein should be read in conjunction with the consolidated financial statements of Community Bankshares, Inc. and subsidiaries as of and for the year ended December 31, 1996. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in prior years have been reclassified to conform with the current year's presentation.

2.  Earnings Per Share
    ------------------
Earnings per share for the periods presented are based on the weighted average number of common and common equivalent shares outstanding during each period.

3.  Acquisition Agreement
    ---------------------
On March 24, 1997, Community entered into a definitive agreement with CFX Corporation ("CFX") pursuant to which CFX will acquire Community and its subsidiaries, Concord and Centerpoint. The agreement provides for the merger of Community with CFX, followed by the merger of Concord and Centerpoint with CFX Bank, a wholly owned banking subsidiary of CFX. Under the terms of the agreement, if the average of the high and low prices of CFX Common Stock for the fifteen trading days preceeding the effective date of the merger (the "Average CFX Trading Price") is between $18.18 and $20.00, each share of Community Common Stock will be exchanged for between 2.0 and 2.2 shares of CFX Common Stock. The
exact exchange ratio will depend on the Average CFX Trading Price.   In
connection with the transaction, Community has granted to CFX an option to acquire up to 19.9% of the outstanding shares of Community Common Stock under certain circumstances. The transaction, which is subject to regulatory approval, has been approved by the shareholders of both CFX and Community.
The transaction is expected to be consummated in the third quarter of 1997.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

FINANCIAL CONDITION
-------------------

At June 30, 1997, total assets amounted to $615,874,000, an increase of $65,278,000, or 11.9%, from $550,596,000 at December 31, 1996. This growth in assets was primarily in loans and investment securities and was funded primarily with an increase in deposits, securities sold under agreements to repurchase and other borrowed funds.

Total investment securities amounted to $148,546,000, or 24.1% of total assets, at June 30, 1997 compared to $118,731,000, or 21.6% of total assets, at December 31, 1996. At June 30, 1997, securities available for sale amounted to $110,809,000, or 74.6% of total investment securities. Securities held to maturity amounted to $37,737,000 and represented 25.4% of total investment securities. The investment portfolio consists primarily of U.S. Treasury and Agency securities, mortgage-backed securities guaranteed by the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"), and to a lesser extent other mortgage-backed securities, corporate bonds, municipal investments and marketable equity securities.

Total loans increased by $28,039,000, or 7.2%, from $388,484,000 at December 31, 1996 to $416,523,000 at June 30, 1997. Since December 31, 1996, Community has experienced growth in commercial and consumer loans of approximately $17.9 million and $19.4 million, respectively. The commercial loan growth consisted primarily of loans to small businesses in the manufacturing, retail and service industries and to professional associations. The growth in consumer loans was primarily in indirect automobile loans, which resulted from competitive pricing to dealers located throughout the State of New Hampshire. This growth was offset by a decline in the residential mortgage portfolio, which resulted primarily from a sale of $7.6 million in one-year adjustable rate portfolio mortgage loans in March, 1997 and $13.2 million in three- and five-year adjustable rate portfolio mortgage loans in May, 1997. These loan sales occurred to accommodate the greater than expected growth in consumer and commercial portfolios. Residential mortgage loans originated for portfolio approximated $14.7 million for the six months ended June 30, 1997.

Total deposits amounted to $428,560,000 at June 30, 1997, which represented an increase of $32,773,000, or 8.3% over the December 31, 1996 balance of $395,787,000. Growth was experienced in non-interest bearing demand and savings of $13,367,000 and $9,382,000, respectively and can be attributed to management's strategy of building full-banking relationships with its customers. Additionally, time certificates of deposit increased $10,024,000. This increase was primarily the result of CD promotions.

Funding asset growth was the primary reason for the increase in borrowed funds of $29,987,000 since December 31, 1996. Community's borrowed funds consist primarily of Federal Home Loan Bank ("FHLB") advances and, to a lesser extent, repurchase agreements.

At June 30, 1997, Community's stockholders' equity totaled $43,093,000, resulting in an equity-to-assets ratio of 7.00%, a Tier 1 leverage ratio of 7.35% and a total risk-based capital ratio of 10.87%. Community's capital ratios exceed all regulatory requirements. For further information on the capital ratios of Community and of Concord and Centerpoint, see the "Liquidity and Capital Resources" section below.

Due to market conditions, Community's unrealized net gains on securities available for sale, recorded net of applicable taxes as a component of stockholders' equity, declined from $147,000 at December 31, 1996 to $88,000 at June 30, 1997. Changes in the market values of securities available for sale are reflected in Community's balance sheet as increases or decreases in stockholders' equity.

RISK ELEMENTS
-------------

At June 30, 1997, total non-performing assets amounted to $2,762,000, or 0.45% of total assets compared to $2,418,000, or 0.44%, at December 31, 1996. The majority of this increase was the result of increases in real estate acquired through foreclosure.

Non-performing assets consist of non-performing loans, non-accrual loans (including impaired loans), restructured loans and property or other assets which have been acquired by foreclosure or repossession. Non-performing loans increased to $1,482,000 or by 6% at June 30, 1997 from $1,392,000 at December 31, 1996. Foreclosed property and repossessed autos and mobile homes increased to $1,280,000 at June 30, 1997 from $1,026,000 at December 31, 1996. At June
30, 1997, impaired loans, which are included in non-accrual loans in the table below, amounted to $479,000 as compared to $505,000 at December 31, 1996.

The following table summarizes non-performing assets and loans delinquent 90 days or more and still accruing at the dates indicated.

                                                                                  JUNE 30,    DECEMBER 31,    JUNE 30,
                                                                                  --------    ------------    --------
                                                                                    1997          1996          1996
                                                                                  --------    ------------    --------
                                                                                              (In Thousands)
Non-accrual loans.........................................................          $1,482         $1,392       $1,516
Restructured loans........................................................              --             --           --
                                                                                    ------         ------       ------
  Total non-performing loans..............................................           1,482          1,392        1,516
                                                                                    ------         ------       ------
Real estate acquired by foreclosure.......................................           1,001            738          557
Other assets acquired.....................................................             279            288          185
                                                                                    ------         ------       ------
  Total assets acquired toward satisfaction of debt                                  1,280          1,026          742
                                                                                    ------         ------       ------
Total non-performing assets...............................................           2,762          2,418        2,258
Loans delinquent 90 days or more and still accruing.......................             229            169          222
                                                                                    ------         ------       ------
  Total non-performing assets and loans delinquent 90 days or more and
    still accruing........................................................          $2,991         $2,587       $2,480
                                                                                    ======         ======       ======
 Total non-performing assets as a percentage of total loans and
   assets acquired toward satisfaction of debt............................            0.66%          0.62%        0.63%

Community's provision for loan losses amounted to $318,000 and $558,000, respectively, for the quarter and six months ended June 30, 1997, bringing the allowance for loan losses to $4,224,000 after net charge-offs of $182,000 and $239,000, respectively for the quarter and six months ended June 30, 1997. At June 30, 1997 and December 31, 1996, the allowance for loan losses represented 1.01% of total loans. At June 30, 1997, the allowance for loan losses represented 285.02% of non-performing loans of $1,482,000 versus 280.53% of non-performing loans of $1,392,000 at December 31, 1996.

The allowance for loan losses is maintained at a level believed by management to be adequate to meet reasonably foreseeable loan losses on the basis of many factors, including the risk characteristics of the portfolio, underlying collateral, current and anticipated economic conditions that may affect the borrower's ability to pay, specific problem loans and trends in loan delinquencies and charge-offs. Losses on loans are provided for under the allowance method of accounting. The allowance is increased by provisions charged to earnings and reduced by loan charge-offs, net of recoveries. Loans, including impaired loans, are charged-off in whole or in part when, in management's opinion, collectibility is remote.

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

            RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
            --------------------------------------------------------
                             JUNE 30, 1997 AND 1996
                             ----------------------


RESULTS OF OPERATIONS
---------------------

Community earned net income of $1,524,000, or $0.60 per share, for the quarter ended June 30, 1997, and $2,847,000, or $1.13 per share, for the six months then ended. Comparable amounts for the quarter and six months ended June 30, 1996 equaled $1,250,000, or $0.50 per share, and $2,404,000, or $0.97 per share.

AVERAGE BALANCE SHEETS AND NET INTEREST AND DIVIDEND INCOME
-----------------------------------------------------------

The following table sets forth certain information relating to Community's average balance sheets, including interest-earning assets, interest-bearing liabilities and net interest income on a fully tax-equivalent basis for the three month periods indicated:


                                                                       THREE MONTHS ENDED JUNE 30,
                                                                 1997                            1996
                                                     ------------------------------  ------------------------------
                                                     AVERAGE               YIELD/    AVERAGE               YIELD/
                                                     BALANCE    INTEREST  RATE (5)   BALANCE    INTEREST  RATE (5)
                                                     ----------  --------  --------  ----------  --------  --------
                                                                        (DOLLARS IN THOUSANDS)
Assets:
Interest-earning assets:
 Loans(1)..........................................    $407,302    $ 9,311     9.17%   $346,684    $ 7,979     9.21%
 Investments(2)....................................     139,518      2,272     6.51     145,685      2,275     6.25
                                                       --------    -------             --------    -------
   Total interest-earning assets...................     546,820     11,583     8.50     492,369     10,254     8.33
                                                       --------    -------                         -------
Non interest-earning assets........................      40,857                          36,980
Allowance for loan losses..........................      (4,137)                         (3,662)
                                                       --------                        --------
   Total assets....................................    $583,540                        $525,687
                                                       ========                        ========
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
 Deposits..........................................    $361,055    $ 3,885     4.32    $345,381    $ 3,663     4.24
 Borrowed funds....................................     120,267      1,664     5.55      93,437      1,281     5.48
                                                       --------    -------             --------    -------
   Total interest-bearing liabilities..............     481,322      5,549     4.62     438,818      4,944     4.51
                                                       --------                         -------
Non interest-bearing demand deposits...............      54,009                          43,388
Other liabilities..................................       6,056                           5,639
                                                       --------                        --------
   Total liabilities...............................     541,387                         487,845
Stockholders' equity...............................      42,153                          37,842
                                                       --------                        --------
   Total liabilities and stockholders' equity          $583,540                        $525,687
                                                       ========                        ========
Net interest income/interest rate  spread(3)                      $  6,034     3.88%               $ 5,310     3.82%
                                                                  ========     =====               =======     =====
Net interest margin(4).............................                            4.43%                           4.31%
                                                                               =====                           =====

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

The following table sets forth certain information relating to Community's average balance sheets, including interest-earning assets, interest-bearing liabilities and net interest income on a fully tax-equivalent basis for the six month periods indicated:


                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                              1997                            1996
                                                                 ------------------------------  ------------------------------
                                                                  AVERAGE               YIELD/    AVERAGE               YIELD/
                                                                  BALANCE    INTEREST  RATE (5)   BALANCE    INTEREST  RATE (5)
                                                                 ----------  --------  --------  ----------  --------  --------
                                                                                    (DOLLARS IN THOUSANDS)
Assets:
Interest-earning assets:
     Loans(1).............................................        $403,378    $18,251     9.12%   $340,988    $15,603     9.15%
     Investments(2).......................................         132,467      4,255     6.42     137,747      4,298     6.24
                                                                  --------    -------             --------    -------
        Total interest-earning assets.....................         535,845     22,506     8.47     478,735     19,901     8.31
                                                                              -------                         -------
Non interest-earning assets...............................          39,080                          34,931
Allowance for loan losses.................................          (4,041)                         (3,677)
                                                                  --------                        --------
   Total assets...........................................        $570,884                        $509,989
                                                                  ========                        ========
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
 Deposits.................................................        $355,944    $ 7,549     4.28    $344,668    $ 7,432     4.31
 Borrowed funds...........................................         117,088      3,201     5.51      82,045      2,254     5.49
                                                                  --------    -------             --------    -------
   Total interest-bearing liabilities.....................         473,032     10,750     4.58     426,713      9,686     4.54
                                                                              -------                         -------
Non interest-bearing demand deposits......................          50,018                          40,293
Other liabilities.........................................           6,111                           5,274
                                                                  --------                        --------
   Total liabilities......................................         529,161                         472,280
Stockholders' equity......................................          41,723                          37,709
                                                                  --------                        --------
   Total liabilities and stockholders' equity.............        $570,884                        $509,989
                                                                  ========                        ========
Net interest income/interest rate spread(3)...............                    $11,756     3.89%               $10,215     3.77%
                                                                              ========    =====               =======     =====
Net interest margin(4)....................................                                4.42%                           4.27%
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

                                          Three Months Ended           Six Months Ended
                                        June 30, 1997 vs. 1996      June 30, 1997 vs. 1996
                                      --------------------------  --------------------------
                                         Increase (Decrease)         Increase (Decrease)
                                      --------------------------  --------------------------
                                           Due to                      Due to
                                       Volume    Rate    Total     Volume    Rate    Total
                                      --------  ------  --------  --------  ------  --------
                                                         (In Thousands)
Interest and dividend income:
  Loans.............................   $1,364    $(32)   $1,332    $2,697    $(49)   $2,648
  Investments.......................      (98)     95        (3)     (167)    124       (43)
                                       ------    ----    ------    ------    ----    ------
Total interest and dividend income..    1,266      63     1,329     2,530      75     2,605
                                       ------    ----    ------    ------    ----    ------
Interest expense:
  Deposits..........................      161      61       222       191     (74)      117
  Borrowed funds....................      368      15       383       940       7       947
                                       ------    ----    ------    ------    ----    ------
Total interest expense..............      529      76       605     1,131     (67)    1,064
                                       ------    ----    ------    ------    ----    ------
Net interest and dividend income....   $  737    $(13)   $  724    $1,399    $142    $1,541
                                       ======    ====    ======    ======    ====    ======

INTEREST INCOME
---------------

Total interest and dividend income, on a fully tax-equivalent basis, increased by $1,329,000 and $2,605,000, respectively, for the quarter and six months ended June 30, 1997 over amounts earned for the same periods of the prior year. These increases are primarily due to an increase in average loans outstanding offset by a slight decrease in average loan yield. The average balance of loans outstanding for the six months ended June 30, 1997 amounted to $403,378,000, an increase of $62,930,000 from the same period of the previous year, resulting in an increase of interest income on loans due to volume of $2,697,000. For the six months ended June 30, 1997, the average loan interest rate was 9.12% as compared with 9.15% at June 30, 1996, resulting in a decrease in interest income due to rate of $49,000.

INTEREST EXPENSE
----------------

Total interest expense for the quarter and six months ended June 30, 1997 increased by $605,000 and $1,064,000, respectively, as compared with the same periods of the prior year. This increase resulted primarily from an increase in average borrowed funds outstanding. Community used borrowed funds as a funding alternative for loan growth which resulted in an increase in average outstanding borrowings of $26,830,000 and $35,043,000, respectively, for the quarter and six months ended June 30, 1997. This utilization of borrowed funds resulted in an increase in interest expense due to volume of $368,000 and $940,000, respectively for the quarter and six months ended June 30, 1997.

Average deposit balances increased $15,674,000 and $11,276,000 for the quarter and six months ended June 30, 1997 as compared with the same periods of the prior year, resulting in an increase in interest expense due to volume of $161,000 and $191,000, respectively.

PROVISION FOR LOAN LOSSES
-------------------------

Community provided $318,000 and $558,000 for the quarter and six months ended June 30, 1997 into the allowance for loan losses as compared to $300,000 and $575,000 for comparable periods of the prior year. Net loan charge-offs for the current quarter and six month period equaled $182,000 and $239,000, respectively, as compared to $462,000 and $638,000, respectively for the same periods of the prior year.

NON-INTEREST INCOME
-------------------

Non-interest income for the quarter and six months ended June 30, 1997 increased by $249,000 and $457,000, respectively, from the same periods last year.

Increased transaction activity and numbers of accounts were the primary reasons for the growth of $68,000 and $156,000, respectively, in deposit account fees for the quarter and six months ended June 30, 1997 when compared to the same period of the prior year. Community also revised its deposit account fee schedule during December 1996.

Community recorded $167,000 and $268,000 in security gains for the quarter and six months ended June 30, 1997 compared to $129,000 and $349,000, respectively, for the same periods of the prior year.

Community recorded $333,000 and $534,000 in loan sale gains for the quarter and six months ended June 30, 1997 compared to $224,000 and $420,000, respectively, for the same periods of the prior year. This increase resulted primarily from the sale of $7.6 million in one-year adjustable rate portfolio mortgage loans in March, 1997 and $13.3 million in three and five-year adjustable rate portfolio mortgage loans in May, 1997. These loan sales occurred to accommodate the higher than expected growth in consumer and commercial portfolios.

Loan servicing income decreased by $67,000 and $104,000, respectively, for the quarter and six months ended June 30,1997 as compared with the same period of the prior year. This decrease resulted primarily from the combination of declining balances of serviced mortgage loans and the sale of $50 million in mortgage servicing rights.

Other non-interest income increased by $101,000 and $372,000 for the quarter and six months ended June 30, 1997, as compared with the same period of the prior year. This increase can be directly attributable to the sale of mortgage servicing rights in March 1997 as well as income received from Household Finance Corporation ("HFC"). In October 1996, Community formed an alliance to originate for immediate resale without recourse lesser quality auto loans on behalf of HFC, a nationally recognized originator and servicer of this product.

NON-INTEREST EXPENSE
--------------------

Non-interest expense for the quarter and six months ended June 30, 1997 increased by $467,000 and $1,205,000, respectively, over the same period of the prior year. The increase in non-interest expense was primarily due to branch expansion and Community's continued investment to expand its business lines and product distribution system, increased marketing and normal increases related to salaries and benefits and other operating expenses. Since March 1996, Community has opened offices in Portsmouth and Hooksett, New Hampshire, opened new remote automated cash dispensing machines at 16 of the Walmart and Sam's Club stores in New Hampshire and expanded its commercial and indirect consumer lending capacity.

Merger related expenses at June 30, 1997 amounted to $409,000 and are being accumulated on the balance sheet and are included in other assets. These costs will be expensed at the time the merger is consummated.

INCOME TAXES
------------

Income tax expense for the quarter ended June 30, 1997 and 1996 amounted to $910,000 and $699,000, respectively. Income tax expense for the six months ended June 30, 1997 and 1996 amounted to $1,688,000 and $1,328,000, respectively. The effective tax rate for 1997 was 37% compared to 36% in 1996. The increase in the effective tax rate for the current year was primarily the result of an increase in state tax rate due to a higher threshold of revenues.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity is a measure of Community's ability to meet its cash needs at a reasonable cost. Cash needs arise primarily as a result of funding lending opportunities, the maturity of liabilities such as borrowings and the withdrawal of deposits. Asset liquidity is achieved through the management of earning asset maturities, loan amortization, deposit growth, periodic loan sales and access to borrowed funds. Management believes that funding sources are adequate to meet anticipated asset growth and maturities of liabilities.

Community's funding requirements are limited and are adequately satisfied by dividends from Concord and Centerpoint and by its interest-bearing cash deposit with Concord. Dividends paid from Concord and Centerpoint to Community are limited to the extent necessary for Concord and Centerpoint to comply with regulatory capital guidelines.

Concord and Centerpoint are members of the FHLB, which makes substantial borrowings available to its members. At June 30, 1997, FHLB borrowings totaled $87,667,000 with approximately $34,000,000 available in unused borrowing capacity at the FHLB to meet future large deposit fluctuations or increased loan demands should either occur.

Community is regulated by the Federal Reserve Board, which requires Community to maintain minimum risk-based capital ratios. The minimum Tier 1 and total risk-based capital ratios required are 4% and 8%, respectively. To complement the risk-based guidelines, the Federal Reserve Board requires a minimum leverage ratio of 4%, which represents the minimum capital to total asset standard for bank holding companies. Federal banking agencies, including the Federal Deposit Insurance Corporation ("FDIC"), require banks to meet the same minimum capital ratios. At June 30, 1997, Community had equity capital of $43,093,000, resulting in an equity-to-assets ratio of 7.00%.

The following table summarizes Community's regulatory capital ratios as of June 30, 1997.

                                              REQUIRED      ACTUAL
                                             REGULATORY   REGULATORY
                                               RATIO        RATIO
                                               -----        -----
Leverage................................        4.00%        7.35%
Risk-based:
  Tier 1................................        4.00         9.90
  Total risk-based......................        8.00        10.87

The following table summarizes Concord's regulatory capital ratios as of June 30, 1997.

                                               REQUIRED      ACTUAL
                                              REGULATORY   REGULATORY
                                                RATIO        RATIO
                                                -----        -----
Leverage................................        4.00%        6.91%
Risk-based:
  Tier 1................................        4.00         9.41
  Total risk-based......................        8.00        10.36

The following table summarizes Centerpoint's regulatory capital ratios as of June 30, 1997.

                                               REQUIRED      ACTUAL
                                              REGULATORY   REGULATORY
                                                RATIO        RATIO
                                                -----        -----
Leverage...............................         4.00%        7.14%
Risk-based:
  Tier 1...............................         4.00         9.34
  Total risk-based.....................         8.00        10.42

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


ITEM 3 - DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
         Not applicable


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         Not applicable


ITEM 5 - OTHER INFORMATION
         -----------------
         Not applicable


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a) Exhibits

Exhibit
Number                       Description of Exhibit  Method of Filing
------------------------     ----------------------  --------------------------
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
                             the First National
                             Bank of Boston

  4.3 (a)                    Amendment to Rights     Filed herewith
                             Agreement between
                             Community Bankshares,
                             Inc. and BankBoston,
                             dated as of March 24,
                             1997

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

 10.5(a)                     Amendment of Form of    Incorporated by reference
                             Severance Benefits      to Exhibit 10.9(a) to
                             Agreement with          Annual Report on Form 10-K
                             Douglas Crichfield      for year ended June 30,
                             dated April 19, 1989 *  1989

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

 10.7(a)                     Amendment of Form of    Incorporated by reference
                             Severance Benefits      to Exhibit 10.7(a) to
                             Agreement with Gerald   Annual Report on Form 10-K
                             R. Emery dated          for year ended June 30,
                             December 30, 1992 *     1993

Exhibit
Number                       Description of Exhibit  Method of Filing
--------------------------   ----------------------  ---------------------------
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

10.15                        Employment Agreement    Incorporated by reference
                             between Centerpoint     to the S-4 Registration
                             Bank and Philip         Statement
                             Stone, dated August
                             29, 1995 *

10.16                        Employment Agreement    Incorporated by reference
                             between Centerpoint     to the S-4 Registration
                             Bank and Lucy T.        Statement
                             Gobin, dated August
                             29, 1995 *

10.16(a)                     Amendment to            Filed herewith
                             Employment Agreement
                             between Centerpoint
                             Bank and Lucy T.
                             Gobin, dated March
                             24, 1997 *

10.17                        Employment Agreement    Incorporated by reference
                             between Centerpoint     to the S-4 Registration
                             Bank and Joseph  B.     Statement
                             Reilly, dated August
                             29, 1995 *

10.17(a)                     Amendment to            Filed herewith
                             Employment Agreement
                             between Centerpoint
                             Bank and Joseph  B.
                             Reilly, dated March
                             24, 1997 *

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
                             CFX Bank

Exhibit
Number                       Description of Exhibit  Method of Filing
---------------------------  ----------------------  ---------------------------

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

Community has not filed any reports on Form 8-K during the quarter ended June 30, 1997.

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


                                COMMUNITY BANKSHARES, INC.

Name                         Title                              Date
--------------------------------------------------------------------------------

/s/ Douglas Crichfield       President and Chief Executive      August 13, 1997
---------------------------  Officer
Douglas Crichfield

                             Treasurer and Chief Financial      August 13 , 1997
/s/ John C. Baity, Jr.       Officer
---------------------------
John C. Baity, Jr.           (Principal Financial and Chief
                             Accounting Officer)